Form 10-Q
period 2025-09-30
Elauwit Connection, Inc.
filed 2025-12-10
CIK 2063863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

Commission file number: 001-42935

Elauwit Connection, Inc.

(Exact name of registrant as specified in its charter)

Delaware	99-3101171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 Alta Vista Drive, Suite 130 Columbia, SC	29223
(Address of principal executive offices)	(Zip Code)

(704) 558-3099

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ELWT	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of December 10, 2025, 6,619,796 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	3
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024	4
	Unaudited Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2025 and 2024	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	37

ITEM 4.	CONTROLS AND PROCEDURES	37

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	38

ITEM 1A.	RISK FACTORS	38

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	50

ITEM 6.	EXHIBITS	51

SIGNATURES		52

ELAUWIT CONNECTION, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

	September 30, 2025	December 31, 2024
	Unaudited
ASSETS
Current Assets
Cash	$762	$287
Accounts receivable	4,564	4,451
Inventories	1,841	1,606
Network financing receivable, current	77	67
Prepaid expenses and other current assets	349	258
Total current assets	7,593	6,669
Network financing receivable, net of current	930	446
Lease right-of-use assets, net	41	55
Net investment in lease	496	531
Other non-current assets	26	25
TOTAL ASSETS	$9,086	$7,726
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$2,740	$1,914
Accrued expenses and other current liabilities	34	76
Related party debt, current	2,009	695
Related party payables, current	240	240
Deferred revenue	5,559	6,215
Operating lease liabilities, current	43	36
Total current liabilities	10,625	9,176
Related party debt, net of current	2,164	2,725
Related party payables, net of current	174	342
SAFE liability	1,176	—
Operating lease liabilities, net of current	—	19
Total liabilities	14,139	12,262

Commitments and contingencies (Note 11)

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 100,000 and 577,067 authorized as of September 30, 2025 and December 31, 2024, respectively; none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 14,900,000 shares authorized; 5,000,000 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Class A common stock, $0.0001 par value, 0 and 7,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively, 0 and 2,497,950 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Class B common stock, $0.0001 par value, 0 and 3,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively, 0 and 2,502,050 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Stock subscription receivable	—	(30)
Additional paid-in capital	5,859	5,859
Accumulated deficit	(10,912)	(10,365)
Total stockholders’ deficit	(5,053)	(4,536)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,086	$7,726

See accompanying notes to unaudited condensed consolidated financial statements.

ELAUWIT CONNECTION, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per value data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Revenues	$5,248	$1,885	$16,939	$5,183
Cost of revenues
Cost of revenues	3,360	1,671	12,067	4,299
Gross profit	1,888	214	4,872	884
Operating expenses
General and administrative	1,725	1,075	4,834	3,016
Sales and marketing	36	20	100	48
Research and development	9	—	9	1
Total operating expenses	1,770	1,095	4,943	3,065
Operating income (loss)	118	(881)	(71)	(2,181)
Other expense, net
Change in fair value of SAFE liability	(176)	—	(176)	—
Interest expense, net	(109)	(73)	(295)	(185)
Total other expense, net	(285)	(73)	(471)	(185)
Loss from operations before income taxes	(167)	(954)	(542)	(2,366)
Income tax expense	1	16	5	17
Net loss	$(168)	$(970)	$(547)	$(2,383)
Net loss per share, basic and diluted	$(0.03)	$(0.27)	$(0.11)	$(0.78)
Weighted average common shares used in computing net loss per share, basic and diluted	5,000,000	3,566,369	5,000,000	3,055,594

See accompanying notes to unaudited condensed consolidated financial statements.

ELAUWIT CONNECTION, INC.

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Deficit

(in thousands, except share data)

(UNAUDITED)

	For the Three and Nine Months Ended September 30, 2025
	Common Stock
			Class A		Class B		Additional		Stock	Total
	Common Stock		Common Stock		Common Stock		Paid-In-	Accumulated	Subscription	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balance at December 31, 2024	—	$—	2,497,950	$—	2,502,050	$—	$5,859	$(10,365)	$(30)	$(4,536)
Repayment of stock subscription receivable	—	—	—	—	—	—	—	—	30	30
Net loss	—	—	—	—	—	—	—	(271)	—	(271)
Balance at March 31, 2025	—	—	2,497,950	—	2,502,050	—	5,859	(10,636)	—	(4,777)
Transfer and conversion of Class B Common Stock to Class A Common Stock	—	—	25,000	—	(25,000)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(108)	—	(108)
Balance at June 30, 2025	—	—	2,522,950	—	2,477,050	—	5,859	(10,744)	—	(4,885)
Transfer and conversion of Class B Common Stock to Class A Common Stock	—	—	2,477,050	—	(2,477,050)	—	—	—	—	—
Transfer and conversion of Class A Common Stock to Common Stock	5,000,000	—	(5,000,000)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(168)	—	(168)
Balance at September 30, 2025	5,000,000	$—	—	$—	—	$—	$5,859	$(10,912)	$—	$(5,053)

See accompanying notes to unaudited condensed consolidated financial statements.

ELAUWIT CONNECTION, INC.

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Deficit

(in thousands, except share data)

(UNAUDITED)

	For the Three and Nine Months Ended September 30, 2024
	Mezzanine Equity				Common Stock
	Series Seed Convertible		Series B Convertible				Class A		Class B		Additional		Stock	Total
	Preferred Stock		Preferred Stock		Common Stock		Common Stock		Common Stock		Paid-In-	Accumulated	Subscription	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balance at December 31, 2023	250,000	$1,000	176,932	$2,382	2,800,206	$—	—	$—	—	$—	$625	$(6,891)	$(30)	$(6,296)
Issuance of Series B Convertible Preferred Stock	—	—	63,424	1,050	—	—	—	—	—	—	—	—	(530)	(530)
Issuance of Series B Convertible Preferred Stock to pay for services	—	—	1,725	29	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(469)	—	(469)
Balance at March 31, 2024	250,000	1,000	242,081	3,461	2,800,206	—	—	—	—	—	625	(7,360)	(560)	(7,295)
Repayment of stock subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—	530	530
Issuance of Series B Convertible Preferred Stock	—	—	80,166	1,328	—	—	—	—	—	—	—	—	(598)	(598)
Issuance of Series B Convertible Preferred Stock to pay for services	—	—	3,020	50	—	—	—	—	—	—	—	—	—	—
Repurchase and retirement of Series Seed Preferred Stock, at cost	(250,000)	(1,000)	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(944)	—	(944)
Balance at June 30, 2024	—	—	325,267	4,839	2,800,206	—	—	—	—	—	625	(8,304)	(628)	(8,307)
Repayment of stock subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—	598	598
Issuance of Series B Convertible Preferred Stock to pay for services	—	—	1,800	29	—	—	—	—	—	—	—	—	—	—
Conversion of preferred and phantom stock into common stock and exchange at 4.11795 in connection with the reverse recapitalization	—	—	(327,067)	(4,868)	(2,800,206)	—	2,497,950	—	2,502,050	—	5,234	—	—	5,234
Net loss	—	—	—	—	—	—	—	—	—	—	—	(970)	—	(970)
Balance at September 30, 2024	—	$—	—	$—	—	$—	2,497,950	$—	2,502,050	$—	$5,859	$(9,274)	$(30)	$(3,445)

See accompanying notes to unaudited condensed consolidated financial statements.

ELAUWIT CONNECTION, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(547)	$(2,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Right of use asset amortization expense	39	8
Issuance of Series B Preferred Stock for services	—	108
Change in fair value of SAFE liability	176	—
Changes in operating assets and liabilities:
Accounts receivable	(113)	(768)
Network financing receivable	(494)	(371)
Inventories	(235)	(1,638)
Prepaid expenses and current and non-current other assets	(92)	(167)
Accounts payable	826	513
Accrued expenses and other current liabilities	(42)	(1)
Deferred revenue	(656)	2,179
Related party payables	(168)	(43)
Net investment in lease	35	(543)
Lease right-of-use lease liabilities payments	(37)	(8)
Net cash used in operating activities	(1,308)	(3,114)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from reverse recapitalization with DeltaMax	—	250
Net cash provided by investing activities	—	250

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of SAFE liability	1,000	—
Proceeds from related party debt	1,278	2,245
Repayment of related party debt	(525)	(1,141)
Proceeds from payment of stock subscription receivable	30	—
Proceeds from issuance of Series B stock	—	2,378
Net cash provided by financing activities	1,783	3,482
NET CHANGE IN CASH	475	618
CASH, beginning of period	287	329
CASH, end of period	$762	$947
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
Cash payments for income taxes	$4	$1
Cash payments for interest	$367	$208

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Lease liabilities arising from obtaining right-of-use assets	$25	$72
Conversion of Series A Convertible Preferred Stock for common stock in conjunction with reverse recapitalization	$—	$5,118
Phantom stock liability conversion as part of reverse recapitalization	$—	$116
Repurchase of Series seed stock for issuance of note payable	$—	$1,000

See accompanying notes to unaudited condensed consolidated financial statements.

ELAUWIT CONNECTION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Nature of Operations

The Company

Elauwit Connection, Inc. (“Elauwit” or the “Company”) is a technology services company that specializes in providing advanced connectivity solutions for buildings by enhancing internet and network infrastructure for property owners and managers. Elauwit provides these solutions by designing and implementing high-speed internet, video, and other technology solutions to ensure seamless connectivity for residents and tenants, with the goal of putting more control in the hands of property owners and allowing them to offer a superior internet experience as a key amenity.

On September 13, 2024 (the “Closing Date”), Elauwit Connection, Inc., a Delaware corporation, incorporated in December 2019, (“Legacy Elauwit”) and DeltaMax, Inc. (“DeltaMax”), a privately-held Delaware corporation, consummated a merger transaction pursuant to which Legacy Elauwit was merged with and into the DeltaMax (the “Merger”), with the DeltaMax being the legal successor or surviving corporation in the Merger (the “Closing”). As part of the Merger, DeltaMax changed its name to Elauwit Connection, Inc. On the Closing Date, Legacy Elauwit and DeltaMax consummated the Merger and the transactions contemplated thereby, including the issuance of 2,497,950 Class A shares and 2,502,050 Class B shares of Common Stock (the “Merger Shares”), which included 750,000 Class A shares to DeltaMax, with the remainder to the owners of Legacy Elauwit as a result of a 4.11795 share exchange. Additionally, a previous liability associated with Phantom Stock of $116 thousand was settled and exchanged for 102,948 Class A shares as a result of this transaction. Prior to the merger, DeltaMax was a non-operating shell company.

The Merger was accounted for as a reverse recapitalization of the Company because Legacy Elauwit has been determined to be the accounting acquirer under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 - Business Combinations. Under this method of accounting, DeltaMax is treated as the “acquired” company for financial reporting purposes. This determination was primarily based on holders of Legacy Elauwit capital stock comprising a relative majority of the voting power of the Company upon consummation of the Merger and will comprise the majority of the governing body of the Company, Legacy Elauwit’s senior management comprising the senior management of the Company, and Legacy Elauwit operations comprising the ongoing operations of the Company. Accordingly, for accounting purposes, the condensed consolidated financial statements of the Company represent a continuation of the financial statements of Legacy Elauwit, with the exception of legal capital, with the Merger being treated as the equivalent of Legacy Elauwit issuing shares for the net assets of DeltaMax, accompanied by a recapitalization. As such, periods prior have common stock restated at the 4.11795 share exchange ratio of Legacy Elauwit shares for Merger Shares. The net assets of DeltaMax, which included only cash of $250 thousand, were recognized as of the Closing at historical cost, with no goodwill or other intangible assets recorded because the transaction did not constitute the acquisition of a business. Operations prior to the Merger are presented as those of Legacy Elauwit and the accumulated deficit of Legacy Elauwit has been carried forward after Closing. All issued and outstanding securities of DeltaMax upon Closing were treated as issuances of securities of the Company upon the consummation of the Merger.

After the Merger and looking forward, Legacy Elauwit’s product lines are the primary focus of the Company’s operations. Accordingly, the Company’s current activities primarily relate to Legacy Elauwit’s historical business which comprises the design and implementation of high-speed internet, video, and other technology solutions to ensure seamless connectivity for residents and tenants.

Going Concern

As of September 30, 2025, the Company had cash of approximately $0.8 million and had used approximately $1.3 million in cash for operating activities during the nine months then ended. The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception, with an accumulated deficit of approximately $10.9 million as of September 30, 2025.

Management expects operating losses and negative cash flows to continue for the foreseeable future as the Company invests in its commercial capabilities. As of September 30, 2025, these conditions raised substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these financial statements were issued.

On November 6, 2025, the Company closed its initial public offering, raising gross proceeds of approximately $15.0 million. Based on the Company’s post-IPO liquidity position, forecasted cash flows, and available mitigating actions, management has concluded that substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. All subsidiaries were dormant with no activities and were dissolved during 2024.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain footnotes and other financial information normally required by U.S. GAAP have been condensed or omitted in accordance with instructions for interim financial information and Article 8 of Regulation S-X. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2025. The operating results presented herein are not necessarily an indication of the results that may be expected for the year, or any future periods. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the years ended December 31, 2024 and 2023, as included in the final prospectus dated November 2, 2025 and filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on November 4, 2025.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management include assumptions used in estimates of future credit losses under the current expected credit loss impairment model, valuation of Phantom Stock Awards, valuation of SAFE liabilities, revenue recognition, including cost estimates and percentage complete, provisions for income taxes and related valuation allowances and tax uncertainties. On an ongoing basis, management reviews these estimates and assumptions based on currently available information. Actual results could differ from these estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of demand deposits with financial institutions and accounts receivable. The Company maintains cash balances with financial institutions, which at times, are in excess of amounts insured by the Federal Deposit Insurance Corporation. To date, the Company has not experienced any collection loss with these institutions.

Accounts receivable are subject to the risk that the Company’s customers will not pay the amounts due. The Company has established credit and collection policies to mitigate that risk. As of September 30, 2025, the Company had two customers that accounted for approximately 43% of the Company’s accounts receivable balance. These two customers accounted for approximately 28% and 15% of the balance each. As of December 31, 2024, the Company had two customers that accounted for approximately 66% of the Company’s accounts receivable balance. These two customers accounted for approximately 49% and 17% of the Company’s accounts receivable balance.

During the three months ended September 30, 2025, the Company had two customers that accounted for approximately 40% of the Company’s total revenues. These two customers each accounted for approximately 20% of revenue. During the nine months ended September 30, 2025, the Company had three customers that accounted for approximately 53% of the Company’s total revenues. These three customers accounted for approximately 25%, 16%, and 12% of revenues each. During the three months ended September 30, 2024, the Company had four customers that accounted for approximately 63% of the Company’s total revenues. These four customers accounted for approximately 19%, 16%, 15%, and 13% of revenues each. During the nine months ended September 30, 2024, the

Company had five customers that accounted for approximately 65% of the Company’s total revenues. These five customers accounted for approximately 16%, 16%, 12%, 11%, and 10% of revenues each.

Segment Reporting

The Company determines its reportable segments in accordance with FASB ASC Topic 280, Segment Reporting (“ASC 280”). The Company evaluates a reporting segment by first identifying its operating segments under ASC 280. The Company then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reportable segments. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated.

The Company has one operating segment and one reportable segment. The Company identifies the Chief Operating Decision Maker (“CODM”) to be a group consisting of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”). The CODM reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s principal operations are in the United States. The CODM utilized and regularly reviews consolidated gross profit and loss from operations as measures of segment profit or loss. These measures enable the CODM to access the overall level of available resources and determine how best to deploy resources.

A reconciliation of total segment revenues to total consolidated revenues, which is the same as consolidated revenues as presented on the accompanying consolidated interim statement of operations, and of total segment gross profit and segment operating income (loss) which aggregates to total consolidated operating income (loss) from operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$5,248	$1,885	$16,939	$5,183

Less:
Cost of revenues	3,360	1,671	12,067	4,299
Segment gross profit	1,888	214	4,872	884

Less(1):
Segment compensation expenses (2)	877	550	2,445	1,422
Segment travel expenses (3)	109	52	240	187
Other segment expenses (4)	784	493	2,257	1,457
Segment operating income (loss)	$118	$(881)	$(70)	$(2,181)
(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Compensation related expenses primarily include salaries and related payroll tax expenses.
(3)	Travel related expenses primarily include travel expenses.
(4)	Other segment expenses for each reportable segment includes all other operating expenses such as management fees, professional fees, insurance, rent and other.

The measure of segment assets is reported in the accompanying unaudited condensed consolidated balance sheets as “Total assets.”

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less to be cash equivalents. The Company maintains $497 thousand of deposits in financial institutions in excess of federally insured limits of $250 thousand at September 30, 2025. The Company did not have any cash equivalents at September 30, 2025 or December 31, 2024.

Accounts Receivable, Unbilled Receivables, Network Financing Receivables and Allowance for Credit Losses

Trade accounts receivable are recorded at invoiced amounts, net of allowance for expected credit losses, if applicable, and are unsecured and do not bear interest. In addition, unbilled receivables and network financing receivables are derived from the allocation of contract consideration for services, such as network design and installation, recognized over time, which payment of such consideration received over the contract term, generally between one and several years. Unbilled and network financing receivables are presented net of allowances for credit losses. Unbilled receivables are generally billed within a few months subsequent to the balance sheet date. Network financing receivables are billed monthly in accordance with contract terms, generally over a period of five to seven years, concurrent with internet network services.

Under the current expected credit losses (“CECL”) impairment model, the Company develops and documents its allowance for credit losses on trade accounts receivable, unbilled receivables, and network financing receivables based on historical losses. The determination of portfolio segments is based primarily on the qualitative consideration of the credit risks driven by the customer type and macroeconomic factors, if any are deemed to drive credit loss. The Company also considers reasonable and supportable current information in determining its estimated loss rates, such as external forecasts, macroeconomic trends or other factors including customers’ credit risk and historical loss experience. At September 30, 2025 and December 31, 2024, no macroeconomic factors were noted that would impact the Company’s expected credit losses.

The adequacy of the allowance is evaluated on a regular basis. Account balances are written off after all means of collection are exhausted and the balance is deemed uncollectible. Subsequent recoveries are credited to the allowance. Changes in the allowance are recorded as adjustments to provision for credit losses in the period incurred. At September 30, 2025 and December 31, 2024, the Company recorded no allowance for expected credit losses.

Inventories

The Company’s inventories are stated at the lower of cost or net realizable value, using specific identification method. The Company’s inventories consists completely of items procured but not yet assigned or shipped to a specific job site and finished goods inventory. Indirect costs relating to long-term contracts, which include expenses such as general and administrative, are charged to expense as incurred. The Company had no material write-offs of inventory during the three and nine months ended September 30, 2025 and 2024 and has not recorded an inventory reserve at September 30, 2025 or December 31, 2024.

Deferred Financing Costs

The Company allocates offering costs to the different components of the capital raise on a pro rata basis. Any offering costs allocated to common stock are charged directly to additional paid-in capital.

The Company complies with the requirements of FASB ASC Topic 340, Other Assets and Deferred Costs (“ASC 340”) and SAB 5A - Expenses of Offering. Offering costs, which consist mainly of legal, accounting and consulting fees directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. At September 30, 2025 and December 31, 2024, there were no material deferred financing costs.

Distinguishing Liabilities from Equity

The Company relies on the guidance provided by FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), to classify certain redeemable and/or convertible instruments. The Company first determines whether a financial instrument should be classified as a liability. The Company will determine the liability classification if the financial instrument is mandatorily redeemable, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that the Company must or may settle by issuing a variable number of its equity shares.

Once the Company determines that a financial instrument should not be classified as a liability, the Company determines whether the financial instrument should be presented between the liability section and the equity section of the unaudited condensed consolidated balance sheets. The Company will determine temporary equity classification if the redemption of the financial instrument is outside the control of the Company (i.e. at the option of the holder). Otherwise, the Company accounts for the financial instrument as permanent equity.

Revenue Recognition

Overview

The Company generates revenue from the following sources: (1) network design and installation and (2) internet network services.

In accordance with FASB ASC 606 “Revenue Recognition” (“ASC 606”), the Company recognizes revenue from contracts with customers using a five-step model, which is described below:

●	identify the customer contract;
●	identify performance obligations that are distinct;
●	determine the transaction price;
●	allocate the transaction price to the distinct performance obligations; and
●	recognize revenue as the performance obligations are satisfied.

Identify the customer contract

A customer contract is generally identified when there is approval and commitment from both the Company and its customer, the rights have been identified, payment terms are identified, the contract has commercial substance and collectability is probable. Specifically, the Company obtains written/electronic signatures on contracts with customers.

Identify performance obligations that are distinct

A performance obligation is a promise by the Company to provide a distinct good or service or a series of distinct goods or services. A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and a company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. The Company’s network design and installation revenue stream requires significant services to integrate complex activities and equipment into a single deliverable, and is therefore generally accounted for as one distinct performance obligation. The Company’s internet network services revenue stream is composed of two distinct and separately identifiable performance obligations: (1) wired/wireless internet services and (2) hardware and internet services maintenance. The hardware and internet services maintenance performance obligation is a stand-ready obligation.

Determine the transaction price

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The transaction price for the network design and installation is fixed based on the amount stated in the contract. For contracts in which the Company finances the construction of the network, any interest collected by the Company is excluded from the transaction price. The transaction price for the bulk internet services is determined by the monthly per unit price times the number of units stated in the contract.

The Company evaluates its contracts with customers for the presence of significant financing components. If a significant financing component is identified in a contract and provides a financing benefit to the customer, the transaction price for the contract is adjusted to account for the financing portion of the arrangement, which is recognized as interest income over the financing term using the effective interest method. In determining the appropriate interest rates for significant financing components, the Company evaluates the credit profile of the customer and prevailing market interest rates and selects an interest rate in which it believes would be charged to the customer in a separate financing arrangement over a similar financing term.

Allocate the transaction price to distinct performance obligations

When allocating the contract’s transaction price, the Company considers each distinct performance obligation. As the contracts contain multiple performance obligations, and the Company does not have standalone observable prices, the Company notes the contract’s transaction price of each performance obligation based on the standalone selling price, which is determined using an expected cost plus a margin approach.

Recognize revenue as the performance obligations are satisfied

Revenue related to network design and installation revenue stream is recognized over time as the Company’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced date. The best measure of progress toward completion for this performance obligation is costs incurred to date, as the Company has reliable information about the costs it expects to incur in total and the costs actually incurred and because it best depicts the transfer of control to the customer which occurs as it incurs costs on the contracts. For over time contracts using a cost-to-cost measure of progress, has an estimate at completion (“EAC”) process in which the Company reviews the progress and execution its performance obligations. This EAC process requires the Company judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Accordingly, the Company will use an input method of costs incurred to date relative to the estimated total costs to satisfy the performance obligation to record revenue.

Revenue related to wired/wireless internet services is recognized over time as the customer simultaneously receives and consumes the benefits provided by the Company’s performance as the Company performs. The best measure of progress toward completion for this performance obligation is the passage of time as the Company’s efforts are used evenly throughout the performance of the wired and wireless internet services performance obligation. Accordingly, the Company will use an input method of time (in days) elapsed to record revenue as the performance obligation is satisfied evenly over time as the same internet services are provided daily. Revenue will be recorded ratably over the contract term.

Revenue related to hardware and internet services maintenance is recognized over time as the customer simultaneously receives and consumes the benefits provided by the Company’s performance as the Company performs. This performance obligation is a stand-ready obligation in which the Company expects the customer to receive and consume the benefits of the hardware and internet services maintenance throughout the contract period. Accordingly, the Company will use an input method of time (in days) elapsed to record revenue. The Company notes that as this is a stand-ready obligation, the performance obligation is satisfied evenly over a period of time, and revenue will be recorded ratably over the contract term.

Costs to obtain contracts

The Company incurs incremental costs to obtain contracts with their customers for certain contracts, specifically sales commissions. These costs are initially capitalized and amortized over the contract term. As of September 30, 2025 and December 31, 2024, the Company had approximately $192 thousand and $148 thousand, respectively, of costs to obtain contracts capitalized which are presented within prepaid expenses and other current assets.

Significant Judgments

The Company enters into contracts that may include various combinations of equipment, services and network installation. Contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Once the Company determines the performance obligations, it determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. The Company then allocates the transaction price to each performance obligation in the contract based on the stand alone selling price. The corresponding revenue is recognized as the related performance obligations are satisfied. As it relates to Network design and installation revenue, each reporting period, the Company estimates the amount of costs incurred to date as a percentage of total estimated costs to determine the amount of revenue to recognize.

Deferred Revenue and Unbilled Receivables

The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on its unaudited condensed consolidated balance sheets. Under typical payment terms for its contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms. For certain contracts, billings occur subsequent to revenue recognition, resulting in unbilled receivables. Under ASC 606, unbilled receivables constitute contract assets. For certain contracts, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to-date results in a contract liability.

Shipping and Handling Costs

Shipping and handling costs charged to customers are included in revenue, while all other shipping and handling costs are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations. Shipping and handling costs were not material during the three and nine months ended September 30, 2025 and 2024.

Advertising and Marketing

Advertising and marketing costs are expensed as incurred and included in sales and marketing expense. Advertising and marketing costs were not material during the three and nine months ended September 30, 2025 and 2024.

Leases

Operating lease assets are included within lease right-of-use assets, net and operating lease liabilities are included in operating lease liabilities, current and operating lease liabilities, net of current on the unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. Lease payments for short-term leases are recognized on a straight-line basis over the term of the lease. All other lease right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because the Company’s lease does not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

The Company assesses whether an arrangement is a lease or contains a lease at inception. For arrangements considered leases or that contain a lease that is accounted for separately, the Company determines the classification and initial measurement of the lease right-of-use assets and operating lease liabilities at the lease commencement date, which is the date that the underlying asset becomes available for use. The Company has elected to account for non-lease components associated with its leases and lease components as a single lease component.

The Company recognizes a lease right-of-use asset, which represents the Company’s right to use the underlying asset for the lease term, and an operating lease liability, which represents the present value of the Company’s obligation to make payments arising over the lease term. The operating lease liability is based on the present value of its unpaid minimum lease payments over the lease term, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the incremental borrowing rate which is the rate the Company pays to borrow on a collateralized basis.

If a lease is modified, the modified contract is evaluated to determine whether it is or contains a lease. If a lease continues to exist, the lease modification is determined to be a separate contract when the modification grants the lessee an additional right-of-use that is not included in the original lease and the lease payments increase commensurate with the standalone price for the additional right-of-use. A lease modification that results in a separate contract will be accounted for in the same manner as a new lease. For a modification that is not a separate contract, the Company reassess the lease classification using the modified terms and conditions and the facts and circumstances as of the effective date of the modification and recognize the amount of the remeasurement of the operating lease liability for the modified lease as an adjustment to the corresponding lease right-of-use asset.

Share-Based Compensation

The Company has a share-based compensation plans for employees. The share-based compensation includes awards of phantom stock which are accounted for under FASB ASC Topic 718, Compensation - Stock Compensation (“ASC 718”). The Company recognizes compensation cost, net of estimated forfeitures, for phantom stock awards on a straight-line basis over the requisite service period of each award. Awards that are liability classified are remeasured at each reporting period.

Income Taxes

The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax basis of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse.

The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liabilities. In management’s opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2025 and December 31, 2024, no liability for unrecognized tax benefits was required to be recorded.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of operating expenses. There were no amounts accrued for penalties and interest as of September 30, 2025 and December 31, 2024. The Company does not expect its uncertain tax positions to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The Company has identified its United States federal tax returns, and its state and provincial tax returns in North Carolina, Georgia and Michigan as its “major” tax jurisdictions. The Company filed its United States federal and state corporate tax returns for the year ended December 31, 2024 in October of 2025. Net operating losses for these periods will not be available to reduce future taxable income until the returns are filed.

On July 4, 2025, the One Big Beautiful Bill (the “OBBB”) Act, which includes a broad range of tax reform provisions, was signed into law in the United States and the Company continues to assess its impact. The Company currently does not expect the OBBB Act to have a material impact on its estimated annual effective tax rate in 2025.

Basic and Diluted Net Loss per Share of Common Stock

The Company calculates basic net loss per share by dividing net loss by the weighted average number of common shares outstanding during the reporting period. A net loss cannot be diluted so when the Company is in a net loss position, basic and diluted loss per common share are the same. If in the future the Company achieves profitability, the denominator of a diluted earnings per common share calculation will include both the weighted average number of shares outstanding and the number of common stock equivalents, if the inclusion of such common stock equivalents would be dilutive.

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of FASB Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair Value Measurements

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an ordinary transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities;

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable; and

Level 3 — inputs that are unobservable.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts in the condensed consolidated balance sheets, primarily due to their short-term nature. Based upon current borrowing rates with similar maturities the carrying value of long-term debt, and related party loans payable approximates fair value. The estimated fair value of the Company’s SAFE liabilities is based on Level 3 inputs. Refer to Note 9.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is required to adopt this standard prospectively in fiscal year 2025 for the annual reporting period ending December 31, 2025 and is currently evaluating the impact on the Company’s related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses (“ASU 2024-03”), that requires public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. Further clarified by ASU 2025-01, Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses, issued in December 2025. The ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently assessing the potential impacts of ASU 2024-03.

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20) (“ASU 2024-04”), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. Adoption can be on a prospective or retrospective basis. The Company is currently evaluating the disclosure impact that ASU 2024-04 may have on its unaudited condensed consolidated financial statement presentation and disclosures.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). This standard introduces a practical expedient that companies can choose to apply when determining allowances for credit losses. Specifically, it permits companies to assume that the current conditions as of the balance sheet date remain unchanged throughout the remaining life of the assets. This standard is effective for the Company for annual reporting periods beginning after December 15, 2025, and requires prospective application. The Company is currently evaluating the impact of ASU 2025-05, however, does not expect it to have a material impact on its financial statements.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s unaudited condensed consolidated financial statement presentation or disclosures.

Note 3. Revenue and Deferred Revenue

The following table provides the Company’s revenue disaggregated by revenue stream (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Network design and installation	$4,454	$1,583	$14,990	$4,494
Internet network services and hardware and internet service	794	302	1,949	689
Total	$5,248	$1,885	$16,939	$5,183

Remaining performance obligations represent the transaction price of Company orders for which work has not been performed as of the end of a fiscal period and for contracts with substantive termination penalties. As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $30.3 million (which represents the amount of the Company’s backlog). $4.7 million of the backlog relates to the network design and installation performance obligations and $25.6 million relates to internet network services and hardware and internet services performance obligations. Additionally, $8.8 million of the $30.3 million of the Company’s backlog relates to jobs that are contracted but not yet started as of September 30, 2025. The Company estimates that approximately $5.6 million of the remaining performance obligations at September 30, 2025 will be completed and recognized as revenue during 2025, with the remainder recognized between 2026 and 2032.

Changes in the Company’s current deferred revenue balance for the nine months ended September 30, 2025 and 2024, respectively, were as follows (in thousands):

Balance as of January 1, 2024	$1,880
Additions included in deferred revenue as of end of period	2,945
Revenue recognized from opening balance	(766)
Balance as of September 30, 2024	$4,059

Balance as of January 1, 2025	$6,215
Additions included in deferred revenue as of end of period	4,135
Revenue recognized from opening balance	(4,791)
Balance as of September 30, 2025	$5,559

Deferred revenue balances primarily consist of customer deposits and billings in excess of revenue related to the Company’s network design and installation performance obligations. As of September 30, 2025 and December 31, 2024, all of the Company’s deferred revenue balances were reported as current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Changes in the Company’s network financing receivable balance for the nine months ended September 30, 2025 and 2024, were as follows (in thousands):

Balance as of January 1, 2024	$—
Additional unbilled revenue recognized	391
Amounts billed during the period	(20)
Balance as of September 30, 2024	$371

Balance as of January 1, 2025	$513
Additional unbilled revenue recognized	550
Amounts billed during the period	(56)
Balance as of September 30, 2025	$1,007

Note 4. Accounts Receivable

Receivables are recorded and carried at the original invoiced amount or, for unbilled receivables, at the recognized revenue amount less an allowance for credit losses (in thousands).

	September 30, 2025	December 31, 2024
Trade accounts receivable	$2,805	$3,663
Unbilled receivables	1,759	788
Allowance for credit losses	—	—
Accounts receivable	$4,564	$4,451

Note 5. Leases

Lessee

Lease expenses for the Company’s operating leases were recorded in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$14	$10	$42	$10
Short-term lease expense	18	—	41	7
Variable lease expense	7	—	17	—
Total lease expense	$39	$10	$100	$17

The lease liability is based on the present value of its unpaid minimum lease payments over the lease term, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the incremental borrowing rate which is the rate the Company pays to borrow on a collateralized basis.

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases, as of September 30, 2025:

	September 30, 2025	September 30, 2024
Weighted average remaining lease term (in years) - operating leases	0.75	1.75
Weighted average discount rate - operating leases	6.46%	6.50%

South Carolina Office Lease Agreement

On January 1, 2023, the Company initially entered into a lease for Suite 130 and 1700 Alta Vista Drive in Columbia, SC in which the initial term was January 1, 2023 through December 31, 2023. At the end of the initial lease term (December 31, 2023), the lease became a month to month lease in which either party (the Company or the lessor) could terminate the lease at any time with 30 days’ notice. The Company leased this space on a month to month basis for six months until June 30, 2024. On May 31, 2024, the Company entered into a new lease with the same lessor for the original Suite 130 and an additional space, Suite 140. The term of the new lease is from July 1, 2024 to June 30, 2026. Total rent is $3,150 per month from July 1, 2024 to June 30, 2025 and $3,276 per month from July 1, 2025 to June 30, 2026.

Lease Modification

On January 2, 2025, the Company entered into its first amendment to the South Carolina Office Lease (“Amended SC Lease”) to expand into an additional suite with approximately 1,950 additional square feet for a total of approximately 5,950 square feet of office space. The Amended SC Lease commencement date is January 2, 2025 and runs concurrently with the existing terms and conditions of the lease, through June 30, 2026. The Company determined that the lease payments increased commensurate with the standalone price for the additional right of use and as such, it is accounted for as a new lease, commencing on January 2, 2025. As such, the Company recorded an additional right-of-use asset and lease liability upon lease commencement of the new lease. Total rent is $1,536 per month from February 1, 2025 to June 30, 2025 and $1,598 per month from July 1, 2025 to June 30, 2026.

Future lease payments for all lease obligations for the following two fiscal years and thereafter are as follows (in thousands):

Operating Lease
Years ending December 31:
2025 (remainder)	$15
2026	29
Total minimum lease payments	$44
Less effects of discounting	(1)
Present value of future minimum lease payments	$43

Lessor

The Company owns certain networks and places them at customer sites under sales-type lease arrangements. The Company evaluates new leases pursuant to FASB ASC 842: Leases to determine lease classification. A lease is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the customer. This situation is met if, among other things, there is an automatic transfer of title during the lease, a reasonably certain option to be exercised, the non-cancelable lease term is for more than a major part of the remaining economic useful life of the asset, the present value of the minimum lease payments represents substantially all of the leased asset’s fair value at lease inception, or the asset is so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term.

The Company had no net investment in sales-type lease transactions for the nine months ended September 30, 2025. The Company’s net investment in sales-type leases for the nine months ended September 30, 2024 was $0.5 million.

The table below reconciles the undiscounted cash flows to be received to the net investment in sales-type leases recorded in the unaudited condensed consolidated balance sheets (in thousands):

Years ending December 31:
2025 (remainder)	$26
2026	102
2027	102
2028	102
2029	102
2030 and thereafter	265
Total minimum lease payments	$699
Less: unearned interest	(203)
Net investment in sales-type leases	$496

Interest income recognized on lease arrangements is included in interest expense, net, on the unaudited condensed consolidated statements of operations, and is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease income - sales-type leases	$13	$10	$41	$10
Total lease income	$13	$10	$41	$10

Note 6. Related Party Debt

The Company’s related party debt consisted of (in thousands):

	September 30, 2025	December 31, 2024
Related Party Debt, current:
Endurance Loan	$222	$222
Motherlode Promissory Note	193	185
Network Service Agreements	344	288
Endurance Business Loan	250	—
Endurance Promissory Note	500	—
Second Endurance Promissory Note	500	—
Related Party Debt, current	$2,009	$695

Related Party Debt, net of current
Endurance Loan	$574	$741
Motherlode Promissory Note	537	683
Network Service Agreements	1,053	1,051
Endurance Business Loan	—	250
Related Party Debt, net of current	$2,164	$2,725

Apogee Telecom Promissory Note (December 6, 2019)

On December 6, 2019 the Company entered into a promissory note (the “Apogee Promissory Note”) with Apogee Telecom, Inc., a Texas Corporation (“Apogee”), a related company connected from a board member and shareholder of the Company, where Apogee loaned $800 thousand, to the Company in exchange for the Apogee Promissory Note. The Apogee Promissory Note had a maturity date of November 30, 2026 and bears interest at 10.0%, compounded annually. No principal or interest payments were due until December 31, 2021, at which point principal and interest were paid in equal monthly installments of $19 thousand. As part of the Series Seed Repurchase Agreement this was paid off in its entirety on April 12, 2024 (see Note 8). As of September 30, 2025 and December 31, 2024, the Apogee Promissory Note had no remaining balance. During the three and nine months ended September 30, 2025 and 2024, the Company incurred $0, $0, and $0, and $18 thousand of interest expense, respectively, which is recognized in interest expense in the unaudited condensed consolidated statements of operations. Subsequent to April 12, 2024, Apogee is no longer a related party of the Company.

Apogee Telecom Installment Payment Agreement (February 28, 2023)

On February 28, 2023, the Company entered into an installment payment agreement (the “Apogee Installment Payment Agreement”) with Apogee, whereas Apogee provided hardware and peripheral equipment related to the Company’s primary services. Per the Apogee Installment Payment Agreement the Company owed a principal balance of $0.4 million, which is to be paid in installments over a term of twenty three months. The Apogee Installment Payment Agreement had a maturity date of December 31, 2024, and bore interest at 12.0%, compounded annually. As of September 30, 2025 and December 31, 2024, the Apogee Promissory Note had no remaining balance. As part of the Series Seed Repurchase Agreement this was paid off in its entirety on April 12, 2024 (see Note 8). During the three and nine months ended September 30, 2025 and 2024, the Company incurred $0, $0, $0, and $15 thousand of interest expense, respectively, which is recognized in interest expense in the unaudited condensed consolidated statements of operations. As noted above, subsequent to April 12, 2024, Apogee is no longer a related party of the Company.

Endurance Loan (April 1, 2024)

On April 1, 2024 the Company entered into a fixed rate loan agreement (the “Endurance Loan”) with Endurance Opportunities I, LLC (“Endurance”), a related party owned by a member of management and certain shareholders, where Endurance loaned $1.0 million, to the Company in exchange for the Endurance Loan. The Endurance Loan has a maturity date of May 1, 2029 and bears interest at 18.0%, compounded annually. Monthly payments are required under the Endurance Loan of $15 thousand through October 2024 and $19 thousand, thereafter through maturity. During the three and nine months ended September 30, 2025 and 2024, the Company incurred $26 thousand, $78 thousand, $45 thousands, and $75 thousand of interest expense, respectively, which is recognized in interest expense in the unaudited condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the Endurance Loan had a balance of approximately $0.8 million and $1.0 million, respectively.

Motherlode Promissory Note (April 12, 2024)

On April 12, 2024 the Company entered into a promissory note (the “Motherlode Promissory Note”) with Motherlode LLC (“Motherlode”), a related party shareholder, where Motherlode loaned $1.0 million, to the Company in exchange for the Motherlode Promissory Note. The Motherlode Promissory Note has a maturity date of April 30, 2029 and bears interest at 6.0%, compounded annually. During the term of the Motherlode Promissory Note, the Company is to pay monthly installments of $19 thousand. During the three and nine months ended September 30, 2025 and 2024, the Company incurred $11 thousand, $36 thousand, $14 thousand, and $29 thousand of interest expense, respectively, which is recognized in interest expense in the unaudited condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the Motherlode Promissory Note had a balance of $0.7 million and $0.9 million, respectively.

Network Service Agreements (Various dates in 2024)

The Company has entered into a certain network service agreement (the “Network Service Agreements” or the “NSAs”) with various customers, pursuant to which the Company will perform or has performed the design, installation, and management of a telecommunications network for the customer in financed project amounts ranging from $50 thousand to $550 thousand (the “Project Financing”). During the nine months ended September 30, 2025 and 2024, the Company financed $0.3 million and $1.4 million, respectively. The Company notes $0.5 million of the amount financed during the nine months ended September 30, 2024, relates to the sales-type lease (see Note 5). As of September 30, 2025 and December 31, 2024, the NSAs had a balance of $1.4 million and $1.3 million, respectively. As of September 30, 2025, repayments on these agreements are made monthly and range from $1 thousand to $9 thousand.

As part of each Project Financing, the Company sold an undivided interest in the NSA, to Endurance, and interest shall accrue at a rate of 16.5% per annum, with respect to any payments owed to Endurance by the Company, or advances owed to Endurance by the Company, not made when due. In exchange, for the financing, the Company and Endurance have entered into various participation and agency agreements (the “Participation and Agency Agreements), whereby Endurance is granted an undivided participation interest entitling Endurance to receive payments in relation to each respective NSA. At any time the Participation and Agency Agreement is outstanding, the Company shall have the right to repurchase Endurance’s interest at par value, with par meaning all outstanding principal, unpaid interest, and fees. If Endurance’s interest under these Participation and Agency Agreements remains outstanding twenty four (24) months after the service activation date under each respective NSA, Endurance shall have the option to require repurchase by the Company of Endurance’s interest, at par value. Interest expense related to these network service agreements are presented net of interest income received from network financing receivables, which accrues interest income at the same rate as the NSAs.

Endurance Business Loan (November 12, 2024)

On November 12, 2024 the Company entered into a fixed rate loan agreement (the “Endurance Business Loan”) with Endurance, a related party, where Endurance loaned $0.3 million to the Company. The Endurance Business Loan has a maturity date of May 2026 and bears interest at 16.5% per year. During the three and nine months ended September 30, 2025, the Company incurred $10 thousand and $31 thousand of interest expense, respectively, which is recognized in interest expense in the unaudited condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the Endurance Business Loan had a balance of $0.3 million and $0.3 million, respectively.

Endurance Promissory Note (March 1, 2025)

On March 1, 2025, the Company entered into a fixed rate loan agreement (the “Endurance Promissory Note”) with Endurance, where Endurance loaned $0.5 million to the Company. The Endurance Loan has a maturity date of eighteen months and bears interest at 16.5%. Quarterly payments of interest are required with outstanding principal amount of the loan due on the maturity date. During the three and nine months ended September 30, 2025, the Company incurred $21 thousand and $48 thousand of interest expense, respectively, which is recognized in interest expense in the unaudited condensed consolidated statements of operations. As of September 30, 2025, the Endurance Promissory Note had a balance of $0.5 million.

Second Endurance Promissory Note (March 25, 2025)

On March 25, 2025, the Company entered into a fixed rate loan agreement (the “Second Endurance Promissory Note”) with Endurance, where Endurance loaned $0.5 million to the Company. The Second Endurance Promissory Note has a maturity date of ninety days and bears interest at 16.5%. Monthly payments of interest are required with outstanding principal amount of the loan due on the maturity date. During the three and nine months ended September 30, 2025, the Company incurred $21 thousand and $43 thousand of interest expense, respectively, which is recognized in interest expense in the unaudited condensed consolidated statements of operations. On July 7, 2025, the Second Endurance Promissory Note was modified to extend the term of the note an additional 90 days, to September 25, 2025. All other provisions of the loan remain the same. The debt modification was deemed not substantive and was accounted for as a debt modification. On September 24, 2025, the Second Endurance Promissory Note was modified to extend the term of the note to October 31, 2025. All other provisions of the previously modified loan the same. The debt modification was deemed not substantive and was accounted for as a debt modification. As of September 30, 2025, the Second Endurance Promissory Note had a balance of $0.5 million.

As of September 30, 2025, future minimum principal payments on all related party debt, excluding accrued interest amounts, were as follows (in thousands):

Years ending December 31:
2025 (remainder of year)	$698
2026	1,512
2027	774
2028	787
2029	366
Thereafter	36
Total future payments	$4,173

See Note 13, Subsequent Events, for additional details regarding the payoff of the Endurance Loan, the Endurance Business Loan, the Endurance Promissory Note, and the Second Endurance Promissory Note.

Note 7. Related Party Payables

Management Agreement (December 6, 2019, was not renewed post 2022)

On December 6, 2019 the Company entered into a management agreement (the “Management Agreement”) with Elauwit Connection, LLC, a Wyoming limited liability company (“Elauwit LLC”), a related party, that was dissolved in October 2024, whereby certain key persons of Elauwit LLC, shall provide management services to manage all aspects of the Company, subject to supervision and oversight by the Company’s board of directors (the “Board”). The key persons (“Key Persons”) who will supervise all services include the Executive Chairman and the Chief Executive Officer of the Company. In consideration of the services provided by the Key Persons, the Company paid Elauwit LLC a sum of $45 thousand per month during the initial year of the Management Agreement, subject to potential annual increases and other compensation, as determined by the Board. The term of the agreement was three (3) years commencing on December 1, 2019 and terminated on November 30, 2022. Beginning in December 2020, the Key Persons elected to defer portions of their consideration. On August 20, 2024, as part of the Deferred Compensation Agreement, defined below, the Company agreed to pay the Key Persons $0.5 million, at an interest rate of 3.25%, on cumulative balances owed. During the three and nine months ended September 30, 2025 and 2024, the Company incurred $3 thousand, $10 thousand, $4 thousand, and $13 thousand of interest expense, respectively, which is recognized in interest expense in the unaudited condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the Deferred Compensation Agreement had a balance of $0.3 million and $0.5 million, respectively.

Subsequent to November 30, 2022, the Company continued making payments under an informal agreement to same Key Persons. During three and nine months ended September 30, 2025 and 2024, the Company incurred expenses of $90 thousand, $270 thousand, $90 thousand, and $245 thousand, respectively, included in general and administrative expenses on the unaudited condensed consolidated statements of operations.

Deferred Compensation Agreement (August 20, 2024)

On August 20, 2024 the Company entered into a deferred compensation agreement (the “Deferred Compensation Agreement”) with certain executives of the Company, whereby the executives, deferred a certain portion of their salaries. The deferred salaries bear interest of 3.25%, on all cumulative balances outstanding as of February 1, 2022. The Company pays each of the executives $2.5 thousand per month and there is no fixed maturity date. During the three and nine months ended September 30, 2025 and 2024, the Company incurred $1 thousand, $2 thousand, $1 thousand, and $3 thousand of interest expense, respectively, which is recognized in interest expense in the unaudited condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the Deferred Compensation Agreement had a balance of $0.1 million and $0.1 million, respectively.

See Note 13, Subsequent Events, for additional details regarding the payoff of the Management Agreement and the Deferred Compensation Agreement.

Note 8. Equity Offerings

Common Stock

Amendment to the Certificate of Incorporation

On June 16, 2025, the Company amended and restated its certificate of incorporation to, among other things, (i) provide for a classified structure for the election of directors; (ii) increase the number of shares of common stock, par value $0.0001 per share, authorized for issuance to 14,900,000, consisting of 12,000,000 shares of Class A common stock and 2,900,000 shares of Class B common stock; (iii) authorize the Board of Directors to issue up to 100,000 shares of preferred stock, par value $0.0001 per share.

On August 14, 2025, the Company amended and restated its certificate of incorporation to, among other things, (i) authorize 15,000,000 of capital stock which is divided into two classes, with 14,900,000 shares designated as Common Stock, $0.0001 par value per share (the “Common Stock”), and 100,000 shares designated as Preferred Stock, par value $0.0001 per share (the “Preferred Stock”) and (ii) provide that the holders of Common Stock hold all voting power.

Put-Call Agreement

On August 20, 2024, Baron Hunter Group, LLC (“Baron Hunter”) and Steele Creek Partners, LLC (“Steele Creek”), related parties through common management, have entered into an agreement (the “Put- Call Agreement”) with the Company whereby each was granted the right to sell to the Company (“Put Option”) up to a $2.0 million value of common shares of the Company at a discount of 10% below the initial public offering (“IPO”) issue price, limited to the lesser of $2.0 million or 10% of the IPO gross offering proceeds, exercisable for a period of ten (10) business days following the effective date of the IPO. The Company was granted the right to purchase (Call Option) up to a maximum of $2.0 million of common shares from each of Baron Hunter and Steele Creek, at a premium of 10% in excess of the IPO issue price, limited to the lesser of $2.0 million or 10% of the IPO gross offering proceeds, exercisable for a period of ten (10) business days following the effective date of the IPO.

On August 11, 2025, the Put-Call Agreement was amended whereby Baron Hunter and Steele Creek were each granted the right to sell to Elauwit (Put Option) up to a $1.0 million of common shares of Elauwit at a discount of 10% below the IPO issue price. Elauwit was granted the right to purchase (Call Option) up to a maximum of $1 million of common shares from each of Baron Hunter and Steele Creek at a premium of 10% in excess of the IPO issue price. See Note 13, Subsequent Events, for additional details regarding the exercise of the Put Option.

Conversion of Class B Common Stock

On May 16, 2025, Baron Hunter transferred 25,000 shares of the Company’s Class B Common Stock with a par value of $0.0001 per share to Glenn Josephs. Upon the occurrence of the transfer, the shares of Class B Common Stock automatically converted into 25,000 shares of Class A Common Stock with a par value of $0.0001 per share.

On August 8, 2025, all Class B Common Stockholders converted all 2,477,050 shares of Class B Common Stock with a par value of $0.0001 per share into Class A Common Stock with a par value of $0.0001 per share. All Class A Common Stock was transferred as “Common Stock”.

Series Seed Convertible Preferred Stock

Prior to the repurchase of the Series Seed Preferred Stock on April 12, 2024, as further discussed below, the Company’s Series Seed Preferred Stock consisted of the following:

	Shares Issued	Carrying	Original Issue	Conversion	Common Shares
Shares Authorized	and Outstanding	Value	Price	Price	Upon Conversion
250,000	250,000	$1,000,000	$4.00	$4.00	250,000

Prior to the repurchase, the Series Seed Preferred Stock was recorded on the December 31, 2023 audited consolidated balance sheet at its redemption value which was the carrying value of the redeemable preferred stock.

Series Seed Stock Repurchase Agreement

On April 12, 2024, the Company and Motherlode entered into a Stock Repurchase Agreement (the “Series Seed Stock Repurchase Agreement”), whereby the Company repurchased from Motherlode, 250,000 shares of Series Seed Preferred Stock, $0.0001 par value per share, at a purchase price of $4.00 per share, or $1 million in aggregate (the “Purchase Price”). The Purchase Price consists of the Motherlode Promissory Note (see Note 6), and is secured by personal guarantees of the Company’s personnel. Additionally, as part of the closing, the Company shall pay to Apogee, all amounts due under the Apogee Promissory Note, in the amount of approximately $619 thousand. Additionally, the Company, shall pay all amounts remaining due under the Apogee Installment Payment Agreement, in the amount of approximately $330 thousand, together with a remaining hardware invoice in the amount of approximately $38 thousand. As part of the closing, certain principals of Motherlode resigned from the Board of Directors of the Company, as such Motherlode is no longer considered an ongoing related party.

Series B Convertible Preferred Stock

On various dates from January of 2022 through June of 2024 the Company entered into the Stock Purchase Agreements with certain investors, relating to the issuance and sale by the Company to the investors of up to 327,067 shares of Series B Preferred Stock (the “Series B Preferred Stock”) for an aggregate purchase price ranging from $10.00 to $16.56 per share of Series B Preferred Stock.

On various dates from January of 2022 through June of 2024, the Company and the investors completed the issuance and sale of 320,522 shares of Series B Preferred Stock for an aggregate purchase price of $4.8 million. In addition, in lieu of cash, the Company issued on various dates 6,545 Series B Preferred Stock to vendors and shareholders as compensation for services rendered. The Company determined the fair value of the 6,545 shares issued for services based on the Series B Preferred Stock price from recent sales.

In connection with the issuance of the Series B Preferred Stock, the Company incurred direct and incremental expenses of $0.1 million, comprised of legal fees and shares paid-in-kind for finders’ fees, which were expensed as incurred as they were de minimis.

Prior to the conversion of the Series B Preferred Stock on August 20, 2024, as further discussed below, the Company’s Series B Preferred Stock consisted of the following:

	Shares Issued	Carrying	Original Issue	Conversion	Common Shares
Shares Authorized	and Outstanding	Value	Price	Price	Upon Conversion
327,067	327,067	$5,298,006	$10.00 - $16.56	$10.00 - $16.56	327,067

Conversion of Series B Preferred Stock

On August 20, 2024, the Series B Preferred Stock Holders agreed to convert the Series B Preferred Shares into Common Stock of the Company, on a one-for-one basis, into an aggregate 327,067 common shares of the Company in accordance with the original conversion terms and conditions. In connection with the reverse recapitalization, the 327,067 common shares were exchanged in accordance with the exchange ratio of 4.11795:1, therefore, in aggregate, 1,346,846 shares of Class A and Class B common shares were issued.

Note 9. SAFE

Strategic Investment

On January 6, 2025, the Company entered into a Simple Agreement for Future Equity (the “SAFE Agreement” or “SAFE”) with an investor (the “Investor”). Pursuant to the terms of the SAFE Agreement, the Company received an aggregate amount of $1.0 million (the “SAFE Amount”). In the event of an equity financing, as defined in the SAFE Agreement, the investment made pursuant to the SAFE Agreement will be automatically converted into the number of shares of the Company based on the lowest price per share of the Class A Common Stock sold in the future equity financing multiplied by a discount price of 85%.

The SAFE was recorded as a liability in accordance with the applicable accounting guidance due to the potential for the Company to settle the fixed outstanding balance of the SAFE liability in a variable number of shares. The initial fair value of the SAFE liability was $1.0 million. Subsequent changes in fair value at each reporting period are recognized in the unaudited condensed consolidated statements of operations as changes in fair value of SAFE liability. At September 30, 2025, the Company remeasured the fair value of the SAFE liability, considering the proximity and likelihood of the impending initial public offering. As a result, the Company recorded a change in fair value of $0.2 million for the three and nine months ended September 30, 2025, increasing the SAFE liability balance to $1.2 million. This expense is included in ‘Change in fair value of SAFE liability’ within Other Income (Expense) in the condensed consolidated statements of operations. See Note 13, Subsequent Events, for additional details regarding the conversion of the SAFE.

Note 10. Employee Benefit Plan

In April 2024, the Company established a Safe Harbor 401(k) contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”). Under the terms of the 401(k) Plan, all full-time employees were eligible to make voluntary contributions as a percentage or defined amount of compensation. The Company made matching contributions based on 100% of each employee’s contribution up to the first 3% of pay and then on 50% of employee contributions on the next 2% of pay of the employee’s eligible compensation. The matching contribution expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Matching Contribution Expense	$20,049	$10,584	$51,624	$40,462

Note 11. Commitments and Contingencies

The Company is periodically involved in legal proceedings, legal actions and claims arising in the ordinary course of business. Management does not believe that there is any pending or threatened proceeding against the Company, which, if determined adversely, would have a material adverse effect on the Company’s business, results of operations, cash flows, or financial condition.

Phantom Stock Awards

In 2024, the Company had an authorized Phantom Equity Plan to grant phantom stock units to key employees of the Company as a means to provide deferred compensation. The Phantom Equity Payments (“Rights”) are cash settled and calculated by reference to the value of the Company as of the date of the award of such Rights as determined in accordance with the Plan. The maximum amount of all Rights authorized by the Plan shall be 10% of the Company’s total appreciation above the market value of the Company as determined in accordance the Plan. Upon a payment event in accordance with the Plan, a participant’s right to any unvested Rights would terminate and be cancelled without any further payment. Rights will also terminate and be forfeited if the participant is terminated for cause. If a participant breaches any noncompetition, confidentially, nonsolicitation, noninterference or nondisclosure agreement, all unvested and vested Rights will terminate and be forfeited and the participant would be required to repay immediately any payments previously made.

During the nine months ended September 30, 2025 and 2024, the Company did not grant any phantom stock awards. The phantom stock awards are accounted for as a liability under ASC 718 and as of December 31, 2023 the Company had a liability of $116 thousand on the audited consolidated balance sheet. There were 55 thousand phantom stock awards granted, of which 25 thousand did not vest and were forfeited prior to January 1, 2024. In September 2024, the 25 thousand vested phantom stock awards were exchanged for Class B common stock, at an exchange of 4.11785:1, for 102,949 shares, as a result of the merger and recapitalization transaction with DeltaMax as described in Note 1. Upon recapitalization the Phantom Equity Plan was terminated. At September 30, 2025 and December 31, 2024 there are no phantom stock awards outstanding.

Note 12. Net Loss per Share

Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to the participating securities since the holders have no contractual obligation to share in the losses of the Company.

At September 30, 2025 and September 30, 2024, there were no common share equivalents outstanding.

Note 13. Subsequent Events

Adoption of Stock Incentive Plan

On November 3, 2025, stockholders holding a majority of the Company’s outstanding shares of Common Stock approved the Company’s 2025 Stock Incentive Plan (the “Plan”) by written consent. The Plan provides that employees and non-employee directors of the Company and its affiliates and other individuals who perform services for the Company or its affiliates are eligible to receive awards under the Plan in the form of options, restricted stock, restricted stock units and other stock-based awards. The Plan is administered by the compensation committee of the Board.

The Company initially reserved 700,000 shares for issuance under the Plan. The Plan provides for an annual increase in the number of shares of Common Stock available for issuance on January 1st of each year for a period of 10 years, in an amount equal to the lesser of (i) 5% of the total number of shares of Common Stock outstanding on December 31st of the prior calendar year, and (ii) the number of shares of Common Stock determined by the Board.

Initial Public Offering

On November 4, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Craig-Hallum Capital Group LLC, as representative of the underwriters (the “Representative”), for an underwritten public offering (the “Offering”) of 1,667,000 shares (“Shares”) of Common Stock. The public offering price was $9.00 per Share and the underwriters agreed to purchase 1,667,000 shares of Common Stock at a 7.0% discount to the public offering price. The Company granted the Representative a 45-day option to purchase up to an additional 250,050 shares of Common Stock to cover over-allotments, if any. The gross proceeds from the Offering were approximately $15.0 million, or approximately $17.3 million if the Representative exercises in full its over-allotment option, before deducting underwriting discounts and commissions and other offering expenses. The Offering closed on November 6, 2025. On November 24, 2025, the Company closed the sale of an additional 68,989 shares of Common Stock, representing the partial exercise of the Representative’s over-allotment option and resulting in gross proceeds of $0.6 million, before deducting underwriting discounts and commissions and other offering expenses.

Pursuant to the Underwriting Agreement, the Company agreed to issue to the Representative, as a portion of the underwriting compensation payable to the Representative, warrants to purchase 116,690 shares of Common Stock (representing 7% of the number of shares of Common Stock sold in the Offering) (the “Representative’s Warrants”). In connection with the closing of the partial over-allotment option exercise on November 24, 2025, the Company also issued Representative’s Warrants to purchase up to 4,830 shares of Common Stock to the Representative. The Representative’s Warrants are exercisable at $10.35 per share, are initially exercisable 6 months after the effective date of the Registration Statement and have a term of five years from the effective date of the Registration Statement.

SAFE Conversion

On November 6, 2025, immediately following the closing of the Offering, the SAFE liability automatically converted into 130,719 shares of Common Stock.

Put Right Conversion

Resulting from the amendment to the Put-Call Agreement, Baron Hunter and Steele Creek, were granted the right to sell to Elauwit (Put Option) up to a $1.0 million in shares of Common Stock at a discount of 10% below the IPO issue price. On November 13, 2025, each of Baron Hunter and Steele Creek exercised its Put Option and, on November 14, 2025, the Company repurchased 123,456 shares of Common Stock from Baron Hunter and Steele Creek, at a price of $8.10 per share, resulting in payments of $1.0 million to each of Baron Hunter and Steele Creek.

Related Party Debt Payoff

On November 7, 2025, the Company repaid the outstanding principal and interest on the Endurance Loan, the Endurance Business Loan, the Endurance Promissory Note, and the Second Endurance Promissory Note, thereby satisfying these obligations in their entirety.

Related Party Payables Payoff

On November 7, 2025, the Company repaid the outstanding principal and interest on the Management Agreement and the Deferred Compensation Agreement, thereby satisfying these obligations in their entirety.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reviews the operating results of Elauwit Connection, Inc. (“Elauwit,” the “Company,” “we,” “our,” or “us”) for the three months ended September 30, 2025 (the “third quarter”), the nine months ended September 30, 2025 (the “nine months”), the respective prior year periods ended September 30, 2024 (the “prior year periods”), and our financial condition as of September 30, 2025, and should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and our other documents filed with the Securities and Exchange Commission (“SEC”). Forward-looking statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) are qualified by the cautionary statement included under the next sub-heading, “Forward-Looking Statements.”

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which provides a “safe harbor” for forward-looking statements made by us. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends, and other information, may be forward-looking statements. Words such as “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “seek,” “will,” “would” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs, estimates, and projections will occur or can be achieved. Actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including:

●	our history of losses and our ability to continue as a going concern;
●	our ability to obtain additional financing and fund our operations;
●	our market opportunity;
●	the effects of increased competition and innovations by new and existing competitors in our market and our ability to adapt to and anticipate changes in technology;
●	our ability to maintain and grow relationships with property owners and network partners and increase our customer base;
●	our ability to consistently win competitive RFP processes, become a preferred or sole supplier for new-build projects, increase our gross margins with newer customer relationships, and capitalize on the opportunities in our pipeline;
●	our reliance on manufacturers to obtain the materials necessary to provide our services;
●	the potential effects of delays or disruptions in property development;
●	the future growth of the network services industry and demands of our customers;
●	our ability to pay our debts as they come due;
●	our ability to grow the business and effectively manage or sustain our growth;
●	future revenue, hiring plans, expenses and capital expenditures;

●	our ability to comply with new or modified laws and regulations that currently apply or become applicable to our business or the business of our customers;
●	our ability to recruit and retain key employees and management personnel;
●	our financial performance and capital requirements;
●	our ability to maintain, protect, and enhance our intellectual property;
●	the material weaknesses in our internal control over financial reporting and the potential insufficiency of our disclosure controls and procedures to detect errors or acts of fraud; and
●	the potential lack of liquidity and trading of our securities.

BUSINESS OVERVIEW

Elauwit is a customer-centric service provider of broadband Internet networks for the multifamily and student housing property sectors across the United States. Our managed WiFi networks provide property-wide Internet access for residents, guests, property management staff, and third-party technology vendors at each property we serve. We provide our service offering wholesale to REITs, property ownership groups, and property management companies, engaged in our target real estate sectors, who then offer the service to their residents.

In building out a managed WiFi network, we provide network design, project management, network engineering, network installation, and quality control. As part of our service delivery model, we provide dedicated bandwidth, 24/7 network monitoring, network maintenance, and resident support.

Our mission is to be the leading experience provider of Internet access solutions. For our property ownership clients, this means clear communication and timely execution. For the end users of our service, residents and their guests, this means dedication to the objective of providing an excellent resident experience. We differentiate ourselves in the area of resident experience by building reliable networks, responding to service requests quickly, establishing support protocols that lead to industry-leading first touch resolution metrics, and communicating effectively with key stakeholders throughout.

While anyone can claim top tier operational capabilities, we have grown quickly through word-of-mouth, as a trusted partner for real estate development and ownership groups. We have an excellent track record of repeat business from parties we contract with. Internet access has become a utility, but unlike electricity and water, reliability is not something property owners can take for granted. Our performance has created the opportunity to expand within ownership portfolios and is a key aspect of our growth strategy moving forward.

We closely monitor the challenges and needs of development and ownership groups in the real estate sectors in focus. A continued theme has been the fragmented market of service providers in the space in which we operate and issues stemming out of such. We view these issues to be a large opportunity for our business and an indication that consolidation is likely in the near future. We aim to be a driver of consolidation.

RECENT DEVELOPMENTS

Initial Public Offering

On November 4, 2025, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with Craig-Hallum Capital Group LLC, as representative of the underwriters (the “Representative”), for an underwritten public offering (the “Offering”) of 1,667,000 shares of common stock, par value $0.0001 per share (“common stock”). The public offering price was $9.00 per share of common stock and the underwriters agreed to purchase 1,667,000 shares of common stock at a 7.0% discount to the public offering price. We granted the Representative a 45-day option to purchase up to an additional 250,050 shares of common stock to cover over-allotments, if any. The gross proceeds from the Offering were approximately $15.0 million, before deducting underwriting discounts and commissions and other offering expenses. Following the closing of the Offering, we believe we are in compliance with all applicable listing requirements of the Nasdaq Capital Market (“Nasdaq”).

Pursuant to the Underwriting Agreement, we issued to the Representative, as a portion of the underwriting compensation payable to the Representative, warrants (“Representative’s Warrants”) to purchase up to a total of 116,690 shares of common stock. The Representative’s Warrants have an exercise price of $10.35 per share, are initially exercisable 180 days after the effective date of the Offering and have a term of five years from such effective date.

On November 21, 2025, the Representative partially exercised its over-allotment option to purchase 68,989 additional shares of common stock for gross proceeds of approximately $0.6 million, before deducting underwriting discounts and commissions and other offering expenses. In connection with the closing of the partial over-allotment option exercise, on November 24, 2025, we also issued Representative’s Warrants to purchase up to 4,830 shares of common stock to the Representative.

Put-Call Agreement

On November 14, 2025, we repurchased 123,456 shares of common stock from each of Baron Hunter Group, LLC (“Baron Hunter”) and Steele Creek Partners LLC (“Steele Creek”), pursuant to a Put-Call Agreement, dated August 20, 2024, by and between us, Baron Hunter and Steele Creek, as amended on August 11, 2025 (the “Put-Call Agreement”). Pursuant to the Put-Call Agreement, we repurchased the shares of common stock at a price of $8.10 per share, resulting in payments of $1.0 million to each of Baron Hunter and Steele Creek.

RESULTS OF OPERATIONS

Summary

Highlights for the third quarter and nine months include:

●	Topline revenue growth of 178.4% and 226.8% for the third quarter and nine months, respectively over the prior year periods. The robust pace of network construction activities and activations ramping throughout 2024 continued into the nine months, driving strong topline growth.
●	Gross margin of 36.0% and 28.8% for the third quarter and nine months, respectively, primarily from network construction activities with an increased rate of network activations in the third quarter whereby we recognize the majority of contribution from a given project. Over time, we expect our gross margin to increase as higher margin recurring service fees constitute a growing share of revenues.
●	Operating expenses for the third quarter and nine months increased by 61.6% and 61.2% over the prior year periods, primarily driven by continued growth in our project management and network engineering functions, as well as expenses associated with the preparation for being a publicly traded company.
●	Backlog as of September 30, 2025 was $30.3 million, compared to $27.1 million as of September 30, 2024.
●	Contracted units as of September 30, 2025 were 32,826, compared to 25,907 as of September 30, 2024.
●	Activated units as of September 30, 2025 were 16,964 compared to 6,765 as of September 30, 2024.
●	Billed units as of September 30, 2025 were 10,710 compared to 5,171 as of September 30, 2024.
●	Recurring service revenue was $0.8 million for the third quarter compared to $0.3 million for the prior year period.

Comparison of the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,
	2025	2024	Change (%)
Revenues
Revenues	$5,248	$1,885	178.4%
Cost of revenues
Cost of revenue	3,360	1,671	101.1%
Gross profit	1,888	214	782.2%
Operating expenses
General and administrative	1,725	1,075	60.4%
Sales and marketing	36	20	80.0%
Research and development	9	—	N/A
Total operating expenses	1,770	1,095	61.6%
Operating income (loss)	118	(881)	113.4%
Other expense, net
Change in fair value of SAFE liability	(176)	—	N/A
Interest expense, net	(109)	(73)	49.3%
Total other expense, net	(285)	(73)	77.7%
Loss from operations before income taxes	(167)	(954)	82.5%
Income tax expense	1	16	(93.8)%
Net income (loss)	$(168)	$(970)	82.7%

Revenue

Revenue for the third quarter increased $3.4 million, or 178.4%, to $5.2 million compared to $1.9 million for the prior year period. This increase was primarily due to increased network construction activities and the activation of networks, driving the ramp in our recurring service revenues.

Cost of Revenue

Cost of revenue increased to $3.4 million for the third quarter, compared to $1.7 million for the prior year period. The increase in cost of revenue was due to increased network construction activities.

Gross Profit

Gross profit increased 782.2% to $1.9 million for the third quarter compared to $0.2 million for the prior year period. Our gross margin for the third quarter period increased to 36.0% compared to 11.4% for the prior year period, primarily due to increased network activations and greater recurring service revenues in which we realize higher gross margin levels than with our network construction activities. The increase in gross profit was driven by higher revenue levels and gross margin expansion.

Operating Expenses

Operating expenses were $1.8 million for the third quarter compared to $1.1 million for the prior year period. The increase was driven by continued growth in our project management and network engineering functions, as well as expenses associated with the preparation for being a publicly traded company.

Operating Income (Loss)

Higher gross profit from revenue increases paired with gross margin expansion resulted in operating income of $0.1 million for the third quarter compared to operating loss of $0.9 million for the prior year period.

Interest Expense

Interest expense was $0.1 million for the third quarter, relatively flat with $0.1 million for the prior year period. The slight increase was primarily driven by increased network financing activities and borrowings for working capital. See Note 6, “Related Party Debt,” for additional information.

Net Income (Loss)

Net loss decreased $0.8 million to net loss of $0.2 million for third quarter compared to net loss of $1.0 million for the prior year period. The reasons for the decrease in net loss are discussed above.

Comparison of the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,
	2025	2024	Change (%)
Revenues
Revenues	$16,939	$5,183	226.8%
Cost of revenues
Cost of revenue	12,067	4,299	180.7%
Gross profit	4,872	884	451.1%
Operating expenses
General and administrative	4,834	3,016	60.3%
Sales and marketing	100	48	108.3%
Research and development	9	1	800.0%
Total operating expenses	4,943	3,065	61.3%
Operating loss	(71)	(2,181)	96.7%
Other expense, net
Change in fair value of SAFE liability	(176)	—	N/A
Interest expense, net	(295)	(185)	59.5%
Total other expense, net	(471)	(185)	154.6%
Loss from operations before income taxes	(542)	(2,366)	77.1%
Income tax expense	5	17	(70.6)%
Net loss	$(547)	$(2,383)	77.0%

Revenue

Revenue for the nine months increased $11.8 million, or 226.8%, to $16.9 million compared to $5.2 million for the prior year period. This increase was primarily due to increased network construction activities and the activation of networks, driving the ramp in our recurring service revenues.

Cost of Revenue

Cost of revenue increased to $12.1 million for the nine months, compared to $4.3 million for the prior year period. The increase in cost of revenue was due to increased network construction activities.

Gross Profit

Gross profit increased 451.1% to $4.9 million for the nine months compared to $0.9 million for the prior year period. Our gross margin for the nine months period increased to 28.8% compared to 17.1% for the prior year period, primarily due to increased network activations and greater recurring service revenues in which we realize higher gross margin levels than with our network construction activities. The increase in gross profit was driven by higher revenue levels and gross margin expansion.

Operating Expenses

Operating expenses were $4.9 million for the nine months compared to $3.1 million for the prior year period. The increase was driven by continued growth in our project management and network engineering functions, as well as expenses associated with the preparation for being a publicly traded company.

Operating Loss

Higher gross profit from revenue increases paired with gross margin expansion resulted in a decrease in operating loss of $2.1 million to $0.1 million for the nine months compared to $2.2 million for the prior year period.

Interest Expense

Interest expense was $0.3 million for the nine months compared to $0.2 million for the prior year period. The increase was primarily driven by increased network financing activities and borrowings for working capital. See Note 6, “Related Party Debt,” for additional information.

Net Loss

Net loss decreased $1.8 million to $0.5 million for nine months compared to $2.4 million for the prior year period. The reasons for the decrease in net loss are discussed above.

Non-GAAP Measures

Adjusted earnings before interest (income) expense, income taxes, depreciation and amortization (“EBITDA”) is provided for informational purposes only and is not a measure of financial performance under accounting principles generally accepted in the U.S. (“GAAP”).

Management believes the presentation of adjusted EBITDA, reflecting non-GAAP adjustments, provides important supplemental information to investors and other users of our financial statements in evaluating the operating results of the Company. In particular, by excluding expenses that are not directly related to our operating performance, we are able to present a view of our underlying business that the management team uses to analyze our historical performance and plan for our future performance. Adjusted EBITDA is a key metric used by management and the Board of Directors to assess the Company’s financial and operating performance. This non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for net income (loss) determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

The following tables present a reconciliation of adjusted EBITDA to net loss (the most comparable GAAP measure) in accordance with GAAP for the third quarter and nine months:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(168)	$(970)	$(547)	$(2,383)
Addback:
Income tax expense	1	16	5	17
Interest expense, net	109	73	295	185
Depreciation and amortization	11	8	39	8
EBITDA	$(47)	$(873)	$(208)	$(2,173)
Addback:
Change in fair value of SAFE liability	176	—	176	—
Stock-based compensation expense	—	—	—	—
Adjusted EBITDA	129	(873)	(32)	(2,173)

Key Performance Metrics

Management uses recurring service revenue, contracted units, activated units, billed units, and backlog as key performance metrics to assess our financial performance and results of operations. The measures of recurring service revenue, contracted units, activated units, billed units, and backlog may vary across the internet services or real estate industries. Therefore, our recurring service revenue, contracted units, activated units, billed units, and backlog measures are not necessarily comparable to similarity titled measures reported by other companies.

We define recurring service revenue as the monthly recurring service revenue initiated by network activation under our long-term service agreements. Management believes that the Company’s ability to retain and expand revenue from existing customers is an indicator of the long-term value of its customer relationships and potential future business opportunities.

We define contracted units as the total number of individual units waiting to be built or in the process of being installed across the properties using our networks. We believe this metric is useful to investors because it illustrates the total number of units we will serve once the construction process is complete.

We define activated units as the total number of individual units that are fully installed and on, but not yet collecting revenue due to onboarding process, across the properties using our networks. We believe this metric is useful for investors because it illustrates the total number of individual units we will collect revenue on once the onboarding process is complete, and can be tracked over time to show the reach of our networks.

We define billed units as the total number of individual units we are currently collect revenue on across the properties using our networks. We believe this metric is useful to investors because it illustrates the total number of individual units we collect revenue on and can be tracked over time to show the reach of our networks. We believe it is more useful to compare total billed units as opposed to total customers or total subscribers because our revenue is more closely tied to the number of units we serve than the total number of customers or subscribers.

Backlog is defined as the aggregate amount of a contract price allocated to remaining performance obligations. Total backlog can include network design and installation performance obligations and internet network services and hardware and internet services performance obligations. We believe tracking backlog is useful to investors because it illustrates the remaining performance obligations under our contracts and the revenue we expect to recognize in the future.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Considerations

As of September 30, 2025, the Company had cash of approximately $0.8 million and had used approximately $1.3 million in cash for operating activities during the nine months then ended. The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception, with an accumulated deficit of approximately $10.9 million as of September 30, 2025.

Management expects operating losses and negative cash flows to continue for the foreseeable future as the Company invests in its commercial capabilities. As of September 30, 2025, these conditions raised substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these financial statements were issued.

On November 6, 2025, the Company closed the Offering, raising gross proceeds of approximately $15.0 million. Based on the Company’s post-Offering liquidity position, forecasted cash flows, and available mitigating actions, management has concluded that substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

Liquidity

Our primary liquidity requirements are for working capital, debt repayment and Network-as-a-Service project deployment. Although income taxes are not currently a significant use of funds, after the benefits of our net operating loss carryforwards are fully recognized, they could become a material use of funds, depending on our future profitability and future tax rates. Our liquidity needs have been met primarily through equity offerings and related party loans.

As of September 30, 2025, we had approximately $0.8 million in cash. As of December 31, 2024, we had approximately $0.3 million in cash. We continue to manage our cash position in line with forecast network construction activities. During the nine months and the year ended December 31, 2024 (“fiscal 2024”), we used net cash in operating activities of $1.3 million and $3.9 million, respectively. As of September 30, 2025 and December 31, 2024, we had working capital deficit of $3.0 million and $2.5 million, respectively. Key drivers of our working capital position have been, and continue to be, network construction receivables and deferred revenue.

Capital Resources

On November 6, 2025, we closed the Offering and sold the underwriters 1,667,000 shares of common stock for gross proceeds of approximately $15.0 million, before deducting underwriting discounts and commissions and other offering expenses. On November 21, 2025, the Representative partially exercised its over-allotment option to purchase 68,989 shares of common stock for additional gross proceeds of approximately $0.6 million. See Note 13, “Subsequent Events,” for additional information.

As of September 30, 2025 and December 31, 2024, we had long-term debt of $2.2 million and $2.7 million, respectively.

We have financing arrangements with Endurance Financial LLC (“Endurance”), the manager of Endurance Opportunities I LLC (“Endurance Opportunities”), and Endurance Opportunities. On March 1, 2025 and March 25, 2025, we issued commercial promissory notes to Endurance in exchange for $1.0 million in total, that have a term of 18 months and 221 days, respectively, and on November 12, 2024, we issued a commercial promissory note to Endurance Opportunities in exchange for $0.25 million, that has a term 18 months, using certain account receivables as collateral for each of the commercial promissory notes (the “Endurance Notes”). The purpose of these facilities was to support our working capital position. On April 1, 2024 we entered into a Fixed Rate Loan Agreement with Endurance Opportunities for $1.0 million to refinance previously held long-term debt (the “Fixed Rate Loan Agreement”). On November 7, 2025, we paid off the outstanding principal and interest of the Fixed Rate Loan Agreement and the Endurance Notes, thereby satisfying these obligations in their entirety. See Note 13, “Subsequent Events,” for additional information.

During the nine months and fiscal 2024, we entered into various participation and agency agreements with Endurance Opportunities pursuant to which Endurance provided us with the financing necessary to support our Network-as-a-Service product offerings under certain network service agreements (the “NSAs”). During the nine months and fiscal 2024, we financed $0.3 million and $1.2 million, respectively, from Endurance Opportunities, and as of September 30, 2025, the NSAs had a balance of $1.4 million. See Note 6, “Related Party Debt,” for additional information.

On January 6, 2025, we entered into a SAFE agreement with an investor, pursuant to which we received an aggregate amount of $1.0 million. Following the closing of the Offering, the SAFE converted into 130,719 shares of common stock. See Note 9, “SAFE,” for additional information.

Cash Flow Analysis

Operating Activities

Net cash used in operating activities was $1.3 million for the nine months, compared to $3.1 million for the prior year period, primarily driven by higher revenue leading to a reduction in net loss.

Investing Activities

Net cash provided by investing activities was $0.0 million for the nine months, compared to $0.3 million for the prior year period, driven by a lack of transaction activity during the nine months compared to the cash acquired from the reverse recapitalization with DeltaMax, Inc. during the prior year period.

Financing Activities

Net cash provided by financing activities was $1.8 million for the nine months, compared to $3.5 million for the prior year period, primarily driven by limited fundraising activity as we prepared for the Offering that closed in November 2025.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management’s estimates are based on historical experience, the relevant information available at the end of each period, and their judgment. Although management believes the judgment applied in preparing estimates is reasonable based on circumstances and information known at the time, actual results could differ materially from these estimates under different assumptions or market conditions. See Note 2, “Summary of Significant Accounting Policies,” for information about our significant accounting policies.

See our prospectus filed with the SEC on November 4, 2025, which includes our audited consolidated financial statements for fiscal 2024 for a discussion of our critical accounting policies and use of estimates. There have been no material changes to our critical accounting policies and use of estimates discussed in the prospectus.

Accounts Receivable, Unbilled Receivables, Network Financing Receivables and Allowance for Credit Losses

Trade accounts receivable are recorded at invoiced amounts, net of allowance for expected credit losses (CECL), if applicable, and are unsecured and do not bear interest. Unbilled and network financing receivables are presented net of allowances for credit losses. Under the CECL impairment model, the Company develops and documents its allowance for credit losses on trade accounts receivable based on historical losses. The determination of portfolio segments is based primarily on the qualitative consideration of the credit risks driven by the customer type and macroeconomic factors, if any are deemed to drive credit loss. The Company also considers reasonable and supportable current information in determining its estimated loss rates, such as external forecasts, macroeconomic trends or other factors including customers’ credit risk and historical loss experience.

Revenue Recognition

We generate revenue from the following sources: (1) network design and installation and (2) internet network services. In accordance with Accounting Standards Codification 606 “Revenue Recognition,” there is significant judgment required in determining when to recognize revenue as performance obligations are satisfied. Recognition of network design and installation revenue occurs in line with incurred costs along set project milestones, with the most meaningful being delivery of provisioned network hardware to a client’s property, installation of the fiber backbone, and installation of endpoint electronics. Recognition of internet network services revenue occurs monthly as services are delivered.

Income Taxes

We utilize an asset and liability approach for financial accounting and reporting for income taxes. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies,” of the unaudited condensed consolidated financial statement included this Form 10-Q for information about recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective, due to the existence of material weaknesses in our internal control over financial reporting that we have yet to fully remediate.

Changes in Internal Control Over Financial Reporting

This Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting due to the transition period established by the SEC for newly public companies.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be party to or otherwise involved in various legal proceedings and claims arising in the ordinary course of business. Management does not believe that there is any pending or threatened proceeding against us, which if determined adversely, would have a material adverse effect on our business, results of operations, or financial condition.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below, which could materially and adversely affect our business, results of operations or financial condition. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may materially affect our business, results of operations, or financial condition. If any of these risks occur, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Business

We have a history of losses, expect to continue to incur losses in the near term and may not achieve or sustain profitability in the future.

We have incurred significant losses since our inception. We experienced net losses of approximately $0.5 million and $3.5 million during the nine months and fiscal 2024, respectively. We expect our capital expenses and operational expenses to increase in the future due to investing in network construction activities and, therefore, our operating losses will continue or even increase at least through the near term. Our sales cycle is long, and a substantial amount of time could pass between when we begin the process of deploying our network for a project and when we are able recognize revenue or realize gross margin contributions from the project. Furthermore, to the extent that we are successful in increasing our customer base, we will also incur increased expenses to meet the demand of our customers. You should not rely upon our past results as indicative of future performance. We may not reach profitability in the near future or at any specific time in the future. If and when our operations do become profitable, we may not sustain profitability.

We may need to raise additional capital, which may not be available on favorable terms, if at all, and which may cause dilution to holders of our common stock, restrict our operations or adversely affect our ability to operate our business.

If we need to raise additional funds due to unforeseen circumstances or material expenditures or if our operating results are worse than expected, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all, and any additional financings could result in additional dilution to holders of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, expending capital, or declaring dividends, or which impose financial covenants on us that limit our ability to achieve our business objectives. If we need additional capital and cannot raise it on acceptable terms, we may not be able to meet our business objectives, our stock price may fall and holders of our securities may lose some or all of their investment.

Our indebtedness could have important consequences to you.

Our indebtedness could have important consequences to you. For example, it could:

●	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate requirements;
●	require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;
●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
●	place us at a competitive disadvantage compared to competitors that may have proportionately less debt and greater financial resources.

If we were to default on our obligations under our outstanding debt arrangements, the counterparties may have the right to our assets. We could be required to dispose of material assets or operations to meet our debt service and other obligations, and the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. If we were to otherwise attempt to sell material assets or operations, the foregoing encumbrances may limit our ability to dispose of material assets or operations. In the event that the counterparties enforced their rights to our assets, we may have to discontinue our business, and our investors could lose all or a part of their investment in us.

We have a relatively short operating history, which makes it difficult to evaluate our business and future prospects.

We have a relatively short operating history, which makes it difficult to evaluate our business and future prospects. Our business has been in existence only since December 2019. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including those related to:

●	market acceptance of our current and future services;
●	our ability to compete with other companies offering similar products and services;
●	our ability to effectively market our services and attract new customers;
●	the amount and timing of expenses, particularly expenses related to the installation of our Network-as-a-Service solutions, and expenses related to the maintenance and expansion of our business, operations and infrastructure;
●	our ability to control costs, including our expenses;
●	our ability to manage organic growth;
●	changing regulatory environments and costs associated with compliance; and
●	general economic conditions and events.

If we do not manage these risks successfully, our business and financial performance will be adversely affected.

Given our relatively limited operating history, we have historically earned most of our revenue from a limited number of ownership groups, and if we lose any of these ownership groups as customers or if we are unable to replace the revenue, our financial condition and results from operations would be materially and adversely affected.

Given our relatively limited operating history, we have historically earned most of our revenue from a limited number of ownership groups. During the third quarter, two ownership groups accounted for approximately 40% of our total revenue and during the prior year period, four ownership groups accounted for approximately 63% of our total revenue. During the nine months, three ownership groups accounted for approximately 53% of our total revenue and during the prior year period, five ownership groups accounted for approximately 65% of our total revenue. As of September 30, 2025, two ownership groups accounted for approximately 43% of our accounts receivable balance. As of December 31, 2024, two ownership groups accounted for approximately 66% of our accounts receivable balance. Revenue from a single ownership group may comprise a material portion of our revenue at a certain point in time, primarily due to the timing of recognizing network construction revenue for a project, which comprises a significant portion of the Company’s expected revenue on a given project. This concentration of revenue from ownership groups leaves us exposed to the risks associated with the loss of one or more of these significant ownership groups as customers, which would materially and adversely affect our revenue and results of operations. If these ownership groups were to significantly reduce their relationship with us, or in the event that we are unable to replace the revenue through the provision of our services to additional ownership groups, our financial condition and results from operations could be negatively impacted, and such impact could be significant.

We could be directly or indirectly affected by potential regulatory changes to our industry and our financial condition, results of operations and business may be adversely affected.

The current regulatory environment for our Managed Services and Network-as-a-Service solutions is uncertain. We may be directly impacted by any federal or state regulation of our industry or indirectly impacted through any federal or state regulation that affects property owners. We are aware of state legislation in areas where we do not yet operate that could impact our revenue if we were to enter those markets. The legislation limits the markup or fee property owners can charge tenants for the services we provide and bill to property owners. In addition, any federal regulation related to bulk billing could limit our ability to effectively grow our business. If an ‘anti-bulk’ proposal were approved, property owners of multifamily housing properties would not be able to enter into bulk billing agreements with network service providers for a property, which would significantly adversely affect our business, financial condition or results of operations.

If we are unable to adapt to the speed of changes in wireless network infrastructure and anticipate market adoption of new technologies our financial condition, results of operations and business may be adversely impacted.

Our future success depends upon growing demand for wireless connected services. The demand for wireless connectivity may decrease or may grow more slowly than expected. Any such decrease in the demand or slowing rate of growth could have a material adverse effect on our business. The continued demand for wireless connectivity services depends on the continued proliferation of smartphones, tablets and other wireless connection enabled devices. Our revenue is derived from the demand from consumers for internet connectivity and from property owners attempting to provide consumers with greater connectivity. We may face challenges as we seek to increase the revenue generated from our Managed Services and Network-as-a-Service solutions.

A portion of our business depends on the continued integration of WiFi as a standard feature in internet connected devices. If WiFi ceases to be a standard feature in internet connected devices, or if the rate of integration of WiFi on devices decreases or is slower than expected, the market for our services may be substantially diminished.

We deliver value to our users by providing simple access to WiFi networks, regardless of whether we manage and operate the network, or the network is operated by a property owner. As a result, our business depends on our ability to anticipate and quickly adapt to changing technological standards and advances. If technological standards change and we fail to adapt accordingly, our business and revenue may be adversely affected.

A significant portion of our revenue is dependent on our relationships with our property owners and network partners, and if these relationships are impaired or terminated, or if our partners do not perform as expected, our business and results of operations could be materially and adversely affected.

We depend on our relationships with property owners in order to manage and operate our Managed Services and Network-as-a-Service solutions. These relationships allow us to generate revenue and new property owner relationships. Our agreements with our property owners and telecom operators are for defined periods and of varying durations. In order to maintain our relationships with property owners, we may need to upgrade our networks or make other changes to our products and services we provide, which would, in most cases, require significantly higher initial capital expenditures than we have historically incurred, and if we are unsuccessful, our relationships could be impaired. If property owners terminate or fail to renew these agreements, our ability to generate and retain property owner relationships would be diminished, which might result in a significant disruption of our business and adversely affect our operating results. Further, any delays in our ability to complete the upgrade of our networks or build out new networks could adversely affect our operating results.

A significant portion of our revenue depends on maintaining these relationships with network partners. Some network partners may compete with us for relationships with property owners and may decide to terminate our partnerships and instead develop competing retail products and services. Our network partner agreements are for defined periods and of varying durations. If our network partners terminate these agreements, or fail to renew these agreements, our ability to maintain property owner relationships could be diminished and our network reach could be reduced, which could result in a significant disruption of our business and adversely affect our operating results.

We depend on our relationships with our manufacturers for certain materials necessary to provide our services.

We depend on close relationships with our manufacturers for hardware and other materials necessary to provide our services to customers. Our ability to purchase at competitive prices and terms results from the volume of our purchases from these manufacturers. We purchase a substantial amount of the hardware necessary to provide our services from one hardware manufacturer. If this manufacturer were to experience shortages or financial difficulties or charge increased prices due to inflationary pressures or tariff uncertainty, and we are unable to purchase our desired volume of hardware on the same or better terms, or at all, our revenue and ability to service our customers could suffer considerably.

We believe that alternative sources exist for most of the materials we need to provide our services, and we would not expect the loss of any one manufacturer to have a material adverse effect on our business, financial condition, or results of operations. If any of our manufacturers do not perform adequately or otherwise fail to supply the materials we need to provide our services, our inability to replace the manufacturers in a timely manner and on acceptable terms could increase our costs and could cause shortages or interruptions that could have a material adverse effect on our business, financial condition, and results of operations.

Because we purchase hardware and other materials, which are subject to cost variations related to commodity costs, inflationary pressures or tariffs, if we cannot pass along cost increases, our profitability would be negatively impacted.

If we are unable to consistently win competitive RFP processes, become a preferred or sole supplier for new-build projects, execute on our backlog, begin to increase our gross margins with newer customer relationships, access capital to deploy for Network-as-a-Service buildouts or to develop our sales and marketing teams, or capitalize on the opportunities in our pipeline, our financial condition, results of operations and business may be adversely impacted.

Many property development projects in the U.S. with 100 units or more now mandate a Managed Services approach for their residential Internet services. These projects increasingly source Managed Services providers through a competitive RFP process or directly from a trusted provider who the property owner has previously worked with. We selectively enter RFP processes where we believe our experience, quality, service reputation and standard pricing and terms will make us competitive, and the property owner is an existing customer or a potential long-term multi-property customer. We may submit RFPs or other offers for our services at rates that would result in relatively lower gross margin in order to remain competitive and/or initiate a relationship with a potential long-term multi-property customer. Our goal is to become a preferred or sole provider for property owners’ new-build projects, where we win Managed Services projects “automatically” instead of through a RFP processes. We cannot provide any assurance that we will consistently win every RFP process we enter, become a preferred or sole supplier for new-build projects, execute on our backlog, begin to increase our gross margins with newer customer relationships, access capital to deploy for Network-as-a-Service buildouts or develop our sales and marketing teams, or capitalize on the opportunities in our pipeline. If we are unable to do so, we may not be able to effectively grow our business, and our financial condition, results of operation and business may be adversely impacted.

Our performance may be impacted by general and regional economic volatility or an economic downturn.

An overall decline in economic activity could adversely impact our business and financial results. Economic uncertainty may reduce property owner spending as they make decisions on how to provide access to WiFi networks to consumers. Economic uncertainty could also result in changing preferences. Shifts in consumer spending and preferences could result in increased pressure from competitors or customers that may require us to increase promotional spending or reduce the prices of some of our services, which could then lower revenue and profitability. Accordingly, any change in property owner spending or consumer preferences related to access to WiFi networks could adversely affect the Company’s operating results.

Uncertain global economic conditions could adversely affect our business. Negative global and national economic trends, such as decreased consumer and business spending, high inflation, relatively higher interest rates for a prolonged period of time, tariffs, or the threat thereof, high unemployment levels and declining consumer and business confidence, pose challenges to our business and could result in declining revenue, profitability and cash flow. Additionally, we are subject to regional economic volatilities in the areas where we provide services. Unfavorable economic conditions may negatively affect demand for our services.

If we lose key personnel, including members of our management team, or are unable to attract and retain personnel on a cost-effective basis, our business could be harmed.

Our performance is substantially dependent on the continued services and performance of our senior management and our highly qualified team of engineers, many of whom have numerous years of experience and specialized expertise in our business and technology. If we are not successful in hiring and retaining highly qualified engineers, we may not be able to extend or maintain our engineering and technological expertise and our future product and service development efforts could be adversely affected. Additionally, the process of attracting and retaining suitable replacements for any executive officers or any of our highly qualified engineers we lose in the future would result in transition costs and would divert the attention of other members of our senior management from our existing operations. Additionally, such a loss could be negatively perceived in the capital markets.

Our success depends, in large part, on the continued contributions of Daniel McDonough, Jr., Barry Rubens, Taylor Jones and Sean Arnette. Although we are a party to employment agreements with Messrs. Rubens, Jones and Arnette and a consulting agreement with Baron Hunter Group, LLC, pursuant to which services will be provided to us through Mr. McDonough, we cannot assure you that each will remain with us for a specified period. In addition, our consulting agreement with Baron Hunter Group, LLC does not include a contractual restriction on Mr. McDonough’s ability to compete with us after the completion of the term of the consulting agreement. Although we have additional personnel that contribute to our business, the loss of any of these executives could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. Competitors who have lost key personnel have experienced reductions in service execution, network deployment and service quality. If we lose members of our senior management, this may significantly delay or prevent the achievement of our strategic objectives and adversely affect our operating results.

Our future success also depends on our ability to identify, attract, hire, train, retain and motivate highly skilled managerial, operations, business development and marketing personnel, especially personnel that has experience in our business and industry. We do not know whether we will be able to hire sufficient personnel to support our business strategy. The loss of the services of one or more of our key employees, or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and operating results.

We may not successfully integrate assets from future acquisitions.

If we fail to accurately assess and successfully integrate any future acquisitions, we may not achieve the anticipated benefits, which could result in lower revenue, unanticipated operating expenses, and increased losses. Successful integration involves many challenges, including:

●	the difficulty of integrating acquired operations and personnel with our existing operations;
●	the diversion of our management’s attention as a result of evaluating, negotiating and integrating acquisitions;
●	in some cases, our exposure to unforeseen liabilities of acquired companies;
●	the loss of key employees of an acquired business operation; and
●	the difficulty of developing, manufacturing, and marketing new products and services.

In addition, an acquisition could adversely impact cash flows, operating results, and stockholder interests, for many reasons, including:

●	contingent consideration payments;
●	the issuance of securities in connection with an acquisition or new business venture that dilutes or lessens the rights of our current stockholders;
●	charges to our income to reflect the impairment of acquired intangible assets, including goodwill; and
●	interest costs and debt service requirements for any debt incurred in connection with an acquisition or new business venture.

If we are not able to successfully integrate our acquisitions into our business, we could significantly increase our costs without realizing expected benefits, which would adversely affect our business, financial condition, and results of operations.

If the integration of any or all of our future acquisitions is not successful, it could have a material adverse impact on our operating results and stock price.

Our future business acquisition efforts may not be successful, which may limit our growth or adversely affect our results of operations, and financing of any future acquisitions could result in stockholder dilution and increase our outstanding indebtedness. If we identify an appropriate acquisition candidate, we may not be able to successfully negotiate terms or finance the acquisition. If economic downturns or other matters of national or global concern continue for an extensive period of time or recur, our ability to pursue and consummate potential acquisitions could be materially adversely affected. In addition, to successfully complete targeted acquisitions, we may issue additional equity securities that could dilute our stockholders’ ownership, or we may incur additional debt, which could increase our existing indebtedness. If we fail to successfully acquire businesses, our growth and results of operations could be adversely affected.

The costs of our operations may exceed our estimates due to factors outside of our control, such as labor shortages, tariffs or increasing commodity prices for components used in our networks, and we may be unable to pass those costs to our customers, which would negatively impact our financial results.

We depend on our employees and engineers to design, install and manage our solutions. We rely on access to competitive, local labor supply, including skilled and unskilled positions, to operate our business consistently and reliably. Increased immigration enforcement may reduce the number of available workers for projects, increase costs or lead to delays in projects. Any labor shortage, and any disruption in our ability to hire workers would negatively affect our operations and financial condition. If we experience a sustained labor shortage, we may need to increase wages to attract workers, which would increase our costs. Furthermore, if commodity prices for components that are used in our networks were to increase, including due to inflationary pressures or the impact of tariffs on prices, the availability of hardware used in our solutions and our ability to obtain supplies through our existing supply chain could be restricted and we may be unable to pass those increased costs on to our customers. If we are unable to do so, our gross margin would decline, and our financial results would be negatively impacted. To the extent our real estate developer customers are impacted by the same external and market factors as we are, their ability to commence new development projects will be similarly negatively impacted. If our customers are unable to continue developing new properties because of a slowdown in the new construction market or other external factors, our ability to grow our operating results and financial condition may be negatively impacted.

We may implement new lines of business or offer new services within existing lines of business, which may not meet the changing needs of property owners.

As an early-stage company, we may implement new lines of business at any time. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed and the needs of property owners are unknown. In developing and marketing new lines of business and/or new services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. We may not be successful in introducing new services or adapting to changing needs of property owners, industry trends or developments in technology, or those new products may not achieve market acceptance. As a result, we could lose business, be forced to price services on less advantageous terms to retain or attract customers, or be subject to cost increases. As a result, our business, financial condition or results of operations may be adversely affected.

Damage to our reputation could negatively impact our business, financial condition and results of operations.

Our reputation and the quality of our brand are critical to our business and success with existing and future customers, and will be critical to our success as we seek to develop new relationships with property owners. Any incident that erodes customer loyalty for our brand could significantly reduce its value and damage our business. We may be adversely affected by any negative publicity, regardless of its accuracy. Also, there has been a marked increase in the use of social media platforms and similar devices, including blogs, social media websites and other forms of internet-based communications that provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate and may disseminate rapidly and broadly, without affording us an opportunity for redress or correction.

If we are unable to protect our intellectual property rights, our business could suffer.

Our success depends, in part, on our ability to maintain as trade secrets our proprietary products, technologies and inventions and to maintain the confidentiality of our trade secrets and know-how, operate without infringing upon the proprietary rights of others and prevent others from infringing upon our business proprietary rights. Despite our efforts to protect our proprietary rights, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies, inventions, processes or improvements. We cannot assure you that any of our intellectual property rights will be enforceable, will not be challenged, invalidated or circumvented, or will otherwise provide us with meaningful protection or any competitive advantage. Our competitors may also be able to develop similar technology independently, or through the disclosure of trade secrets, and we may not be able to detect the unauthorized use of our proprietary technology or take appropriate steps to prevent such use. We may need to enter into intellectual property license agreements in the future, and if we are unable to obtain these licenses, our business could be harmed. Any of the foregoing events would lead to increased competition and lower revenues or gross margins, which could adversely affect our operating results.

We rely on a license to use the tradename “Elauwit” and if our license is terminated, our business, financial condition and results of operations may be adversely impacted.

We depend on the tradename “Elauwit” and the goodwill associated therewith to operate our business. On August 20, 2024, we entered into a tradename license agreement (the “License Agreement”) with Mr. McDonough, pursuant to which Mr. McDonough granted us an exclusive license to use the tradename “Elauwit” and the service marks, domain names and goodwill associated therewith as long as we operate our business. If we are found to be in material breach of any of the terms of the License Agreement and do not cure the breach, Mr. McDonough may terminate the License Agreement and we would not be able to use the tradename “Elauwit” or the related service marks and domain names, and we would lose all goodwill associated with the Elauwit brand. If our license is terminated, our business, financial condition and results of operations may be adversely impacted.

Our business could be negatively impacted by cyber security threats, attacks and other disruptions.

We face advanced and persistent attacks on our information infrastructure where we manage and store various proprietary information and sensitive/confidential data relating to our operations. These attacks may include sophisticated malware (viruses, worms, and other malicious software programs) and phishing emails that attack our products or otherwise exploit any security vulnerabilities. These intrusions sometimes may be zero-day malware that are difficult to identify because they are not included in the signature set of commercially available antivirus scanning programs. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of our customers or other third-parties, create system disruptions, or cause shutdowns. Additionally, sophisticated software and applications that we produce or procure from third-parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the information infrastructure. A disruption, infiltration or failure of our information infrastructure systems or any of our data centers as a result of software or hardware malfunctions, computer viruses, cyber-attacks, employee theft or misuse, power disruptions, natural disasters or accidents could cause breaches of data security, loss of critical data and performance delays, which in turn could adversely affect our business.

Risks Related to Our Industry

Our industry is competitive and if we do not compete successfully, we could lose market share, experience reduced revenue or suffer losses.

The market for commercial wireless infrastructure solutions is competitive and impacted by technological change, and we expect competition with our current and potential competitors to intensify in the future. Some of our competitors have taken steps or may decide to more aggressively compete against us, particularly in the market for Managed Services and Network-as-a-Service solutions.

Our competitors, many of whom are also our partners, include a variety of telecom operators, network operators, and tower companies, including AT&T, Spectrum, Comcast, Pavlov Media, Single Digits, WhiteSky and Aerwave, and local operators. These and other competitors may compete directly with us to provide internet, Managed Services or Network-as-a-Service to our target customers. Many of our competitors are substantially larger than we are and have substantially longer operating histories. Competitors who do not currently offer Managed Services of Network-as-a-Service solutions may have a competitive advantage if they enter our market due to their expanded capabilities. We may not be able to fund or invest in certain areas of our business to the same degree as our competitors. Many have substantially greater marketing budgets and other financial and personnel resources necessary to build networks for customers. Some also have greater name and brand recognition and a larger base of customers than we have. In addition, our competitors may provide services that we generally do not. Users that desire these services may choose to obtain them from a competitor rather than from us.

Competition could increase our selling and marketing expenses and related customer acquisition costs. We may not have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully. A failure to respond to established and new competitors may adversely impact our business and operating results.

Construction risks to our customers’ development projects could affect our profitability.

We intend to continue to pursue opportunities to provide our Managed Services and Network-as-a-Service solutions to multifamily properties as part of our business strategy. Property development often includes long planning and development timelines, subjecting the projects to changes in market conditions. It can involve complex and costly activities, including significant environmental remediation or construction work. We may experience an increase in costs due to general disruptions that affect our customers’ cost of labor and/or materials, such as supply chain disruptions, trade disputes, tariffs, immigration issues, labor unrest, geopolitical conflicts or other factors that create inflationary pressures. Our customers may abandon property development opportunities that they have already begun to explore for a number of reasons, and as a result, we may fail to recover costs already incurred in exploring the opportunity to provide our solutions. Our customers may also be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third-party permits and authorizations, which could cause delays in our ability to monetize our solutions in a given market. These and other risks inherent in development projects could result in increased costs to our customers or the delay or abandonment of opportunities by our customers, which may affect our profitability.

Risks Related to Ownership of our Securities

A substantial percentage of the voting power of our common stock is consolidated among our executive officers and directors, which may prevent our stockholders from influencing significant corporate decisions.

As of December 3, 2025, our executive officers and directors own shares representing approximately 48.8% of the voting power of our common stock. As a result, our executive officers and directors may have the ability to control the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger, other sale of our Company or our assets or significant acquisitions. This concentration of voting control will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. Our directors and executive officers owe a fiduciary duty to our stockholders and are legally obligated to act in good faith and in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, these individuals are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally. The concentration of voting power held by our executive officers and directors may adversely affect the market price of our common stock.

We have material weaknesses in our internal control over financial reporting, which if left unremediated could materially and adversely affect the market price of our common stock.

At the time of the audit for our fiscal 2024 and fiscal 2023, we did not maintain effective controls over our internal control over financial reporting. Because we are a small company with few employees in our finance department, we had not documented our risk assessment or entity level controls, or formalized our review level controls. Further, at the time of the audit for fiscal 2024 and fiscal 2023, because this was the first time our financial statements were prepared in accordance with accounting principles generally accepted in the GAAP, we had not yet identified a consistent and repeatable approach to evaluate percentage of completion revenue that could be easily audited and evaluated. If we are unable to remediate these material weaknesses as a newly public company, our financial reporting may not be reliable and the market price of our common stock may be adversely affected.

We are an “emerging growth company,” as defined in the JOBS Act, and a “smaller reporting company” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies or smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we are permitted to, and intend to, take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, and (4) an extended transition period for complying with new or revised accounting standards applicable to public companies. Additionally, we take advantage of certain reduced disclosure obligations as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

After we are no longer an “emerging growth company,” we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We have not and do not expect to declare any dividends to our stockholders in the foreseeable future.

We have not and do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Our stockholders have no contractual or other legal right to dividends that have not been declared. Any return to our stockholders will therefore be limited to the increase, if any, in the price of our common stock.

We may seek to raise funds, finance acquisitions or develop strategic relationships in the future by issuing securities that would dilute your ownership. Depending on the terms available to us, if these activities result in significant dilution, it may negatively impact the trading price of our common stock.

Any additional financing that we secure may require the granting of rights, preferences or privileges senior to, or pari passu with, those of our common stock. Any issuances by us of equity securities may be at or below the prevailing market price of our common stock and may have a dilutive impact on the ownership interest of our existing investors, which could cause the market price of our common stock to decline. We may also raise additional funds through the incurrence of debt or the issuance or sale of other securities or instruments senior to our shares of common stock, which may be highly dilutive. The holders of any securities or instruments we may issue may have rights superior to the rights of our stockholders. If we experience dilution from the issuance of additional securities and we grant superior rights to new securities over holders of our common stock, it may negatively impact the trading price of our shares.

A possible “short squeeze” due to a sudden increase in demand of our shares that largely exceeds supply may lead to price volatility in our shares of common stock.

Investors may purchase our common stock to hedge existing exposure in our common stock or to speculate on the price of our common stock. Speculation on the price of our shares may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase in the open market, investors with short exposure may have to pay a premium to repurchase our common stock for delivery to lenders of our shares. Those repurchases may in turn, dramatically increase the price of our shares of common stock until investors with short exposure are able to purchase additional common shares to cover their short position. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in our common stock that are not directly correlated to the performance or prospects of our company and once investors purchase the common stock necessary to cover their short position the price of our common stock may decline.

Provisions in our amended and restated certificate of incorporation (“certificate of incorporation”) and amended and restated bylaws (“bylaws”) could discourage a change in control, or an acquisition of us by a third party, even if the acquisition would be favorable to you, thereby adversely affecting existing stockholders.

Our certificate of incorporation and bylaws contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our Company, even when these attempts may be in the best interests of our stockholders. For example, our certificate of incorporation (i) authorizes our Board of Directors (the “Board”), without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of our common stock; (ii) provides for a classified board structure in which only one-third of our directors will be elected at any annual meeting of stockholders and directors may only be removed for cause; (iii) does not provide for cumulative voting; (iv) designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders; (v) authorizes the Board to issue authorized but unissued shares of common stock without stockholder approval; and (vi) provides for limitations on the liability of, and the provisions of indemnification to, our officers and directors. Our bylaws also limit the ability of stockholders to call special meetings of the Board and require stockholders to provide us advance notice of any nominations of candidates for election to our Board or for proposing matters that can be acted upon by stockholders at meetings of stockholders. These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or increase the stockholder’s costs in bringing such a claim.

Our certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, or other employee to us or to our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, the certificate of incorporation or the bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and to have consented to the provisions of our certificate of incorporation described above. However, this provision does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any other claim for which the federal courts have exclusive jurisdiction. In addition, the Court of Chancery of the State of Delaware and the federal district courts will have concurrent jurisdiction for the resolution of any suit brought to enforce any duty or liability created by the Securities Act.

This provision may have the effect of discouraging lawsuits against our directors, officers, employees and agents as it may limit any stockholder’s ability to bring a claim in a judicial forum that the stockholder finds favorable for disputes with us or our directors, officers, employees or agents or increase the stockholder’s costs in bringing such a claim. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our certificate of incorporation to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

General Risk Factors

Litigation may adversely affect our business, financial condition and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation involving intellectual property, data privacy and security, consumer protection, service disruption or failure, and commercial disputes and other matters that may negatively affect our operating results if changes to our business operations are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. In addition, insurance may not cover existing or future claims, be sufficient to fully compensate us for one or more of such claims, or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby adversely affecting our results of operations and resulting in a reduction in the trading price of our stock.

An active, liquid and orderly trading market for our common stock may not develop and the price of our stock may be volatile.

Even though our common stock is currently listed on Nasdaq, we cannot predict the extent to which investor interest in our company will lead to the development of an active trading market in our securities or how liquid that market might become. If such a market does not develop or is not sustained, it may be difficult for our stockholders to sell shares of common stock when they wish to sell them, at a price that is attractive, or at all. There could be extreme fluctuations in the price of our common stock because there are a limited number of shares in our public float.

●	whether we achieve our anticipated corporate objectives;
●	actual or anticipated fluctuations in our quarterly or annual operating results;
●	changes in our financial or operational estimates;
●	our ability to implement our operational plans;
●	termination of the Offering’s lock-up agreement or other restrictions on the ability of our stockholders to sell shares;
●	changes in the economic performance or market valuations of companies similar to ours; and
●	general economic or political conditions in the United States or elsewhere.

In addition, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq, a failure of which could result in a delisting of our common stock.

Nasdaq requires that the trading price of listed stock remain above $1.00 in order for the stock to remain listed. If a listed stock trades below $1.00 for more than 30 consecutive trading days, then it is subject to delisting from Nasdaq. In addition, to maintain a listing on Nasdaq, we must satisfy minimum financial and other continued listing standards, including those regarding minimum stockholders’ equity, minimum publicly available shares, director independence and independent committee requirements and other corporate governance requirements. If we are unable to satisfy these standards, we could be subject to delisting, which would have a negative effect on the price of our common stock, impair your ability to sell or purchase our common stock when you wish to do so, and potentially cause you to lose the value of your investment in us. In the event of a delisting, we would expect to take actions to restore our compliance with the listing standards, but we can provide no assurance that any action we take to restore our compliance would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the minimum bid price requirement, or prevent future noncompliance with the listing requirements.

If our common stock is delisted from Nasdaq, our common stock may be eligible for trading on an over-the-counter market. If we are not able to obtain a listing on another stock exchange or quotation service for our common stock, it may be extremely difficult or impossible for stockholders to sell their shares of common stock. Moreover, if we are delisted from Nasdaq, but obtain a substitute listing for our common stock, it will likely be on a market with less liquidity, and therefore experience potentially more price volatility than experienced on Nasdaq. Stockholders may not be able to sell their shares of common stock on any such substitute market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if our common stock is delisted from Nasdaq, the value and liquidity of our common stock would likely be significantly adversely affected. A delisting of our common stock from Nasdaq could also adversely affect our ability to obtain financing for our operations and/or result in a loss of confidence by investors, employees and/or business partners.

We will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.

As a public company, we will continue to incur significant legal, accounting and other expenses that are not incurred by private companies, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC and Nasdaq. Complying with these rules and regulations substantially increases our legal and financial compliance costs and makes some activities more time-consuming and costly than if we were a private company. As a public company, it is more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage year-over-year. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board or as our executive officers. The increased costs associated with operating as a public company will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our services. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and operating results.

As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of the Offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to remediate our previously identified material weaknesses or any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion.

During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on Nasdaq and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

If we were to dissolve, the holders of our securities may lose all or substantial amounts of their investments.

If we were to dissolve as a corporation, as part of ceasing to do business or otherwise, we may be required to pay all amounts owed to any creditors before distributing any assets to the investors. There is a risk that in the event of such a dissolution, there will be insufficient funds to repay amounts owed to holders of any of our indebtedness and insufficient assets to distribute to our other investors, in which case investors could lose their entire investment.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On November 2, 2025, our registration statement on Form S-1 (File No. 333-289964) registering the sale of securities in the Offering became effective pursuant to Section 8(a) of the Securities Act. We sold an aggregate of 1,667,000 shares of common stock to Craig-Hallum Capital Group LLC as the Representative in the firm underwritten public offering. The public offering price was $9.00 per share of common stock and the underwriters agreed to purchase 1,667,000 shares of common stock at a 7.0% discount to the public offering price. We granted the Representative a 45-day option to purchase up to an additional 250,050 shares of common stock to cover over-allotments, if any. The gross proceeds from the Offering were approximately $15.0 million, before deducting underwriting discounts and commissions and other offering expenses. On November 21, 2025, the Representative partially exercised its over-allotment option (the “Over-Allotment Exercise”) to purchase 68,989 additional shares of common stock for additional proceeds of approximately $0.6 million, resulting in total aggregate gross proceeds of approximately $15.6 million, before deducting underwriting discounts and commissions and other offering expenses. We also issued to the underwriters Representative’s Warrants to purchase up to a total of 116,690 shares of common stock in connection with the Offering and Representative’s Warrants to purchase up to a total of 4,830 shares of common stock in connection with the Over-Allotment Exercise. The Representative’s Warrants are exercisable at $10.35 per share, are initially exercisable on May 2, 2026, and will expire on November 2, 2030.

We incurred aggregate offering expenses of approximately $1.6 million in the Offering and Over-Allotment Exercise. After deducting the expenses incurred in the Offering and the Over-Allotment Exercise, the net proceeds were approximately $14.0 million. In connection with the Offering and Over-Allotment Exercise, Maxim Group LLC received approximately $0.3 million. Maxim Cerith LLC is an investment holding company that is owned and controlled by certain partners of Maxim Group LLC and is a holder of 10% or more of our common stock.

We used $2.0 million of the net proceeds to pay each of Baron Hunter and Steele Creek $1.0 million upon the exercise of the put rights under the Put-Call Agreement, both of which are holders of 10% or more of our common stock. The managing member of Baron Hunter and Steele Creek is our Executive Chairman and Chief Executive Officer, respectively. We also used $0.4 million of the net proceeds to repay all arrearages owed to certain of our officers under a deferred compensation agreement. In addition, we paid $2.0 million of the net proceeds to Endurance, an entity of which our Executive Chairman and a director are founders and one-third members, and Endurance Opportunities to repay the Fixed Rate Loan Agreement and the Endurance Notes. Except as described above, none of these expenses were paid to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or to our affiliates. There has been no material change in the planned use of proceeds as described in the prospectus filed with the SEC on November 4, 2025, relating to the Offering.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation	S-1	333-289964	August 29, 2025
4.1	Form of Representative’s Warrant dated November 6, 2025	8-K	001-42935	November 6, 2025
10.1+˄	Consulting Agreement, by and between Elauwit Connection, Inc. and Baron Hunter Group, LLC	S-1	333-289964	August 29, 2025
10.2+	Executive Employment Agreement, by and between Elauwit Connection, Inc. and Barry Rubens	S-1	333-289964	August 29, 2025
10.3+	Executive Employment Agreement, by and between Elauwit Connection, Inc. and Taylor Jones	S-1	333-289964	August 29, 2025
10.4+	Elauwit Connection, Inc. 2025 Stock Incentive Plan	8-K	001-42935	November 6, 2025
10.5	Amendment to Put-Call Agreement, by and between Elauwit Connection, Inc., Baron Hunter Group, LLC and Steele Creek Partners LLC, dated as of August 11, 2025	S-1	333-289964	August 29, 2025
10.6	Amended and Restated Note and Loan Extension and Modification Agreement, by and between Elauwit Connection, Inc. and Endurance Financial, LLC, dated September 24, 2025	S-1/A	333-289964	October 14, 2025
10.7	Underwriting Agreement dated November 4, 2025 between the Company and Craig-Hallum Capital Group LLC, as representative of the underwriters	8-K	001-42935	November 6, 2025
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	Filed herewith
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Extensible Business Reporting Language (XBRL); (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Deficit, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Consolidated Financial Statements.	-	-	Filed herewith
104	Cover Page Interactive Data File (included in Exhibit 101)	-	-	Filed herewith

+Management contract or compensatory arrangement.

˄Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELAUWIT CONNECTION, INC.

By:	/s/ Barry Rubens	Date: December 10, 2025
Barry Rubens
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Sean Arnette	Date: December 10, 2025
Sean Arnette
Chief Financial Officer
(Principal Financial Officer)