Form 10-Q/A
period 2025-09-30
Elauwit Connection, Inc.
filed 2026-03-30
CIK 2063863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 30, 2026, 6,619,796 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10‑Q/A (this “Amended Report”) amends the Quarterly Report on Form 10‑Q of Elauwit Connection, Inc. (the “Company,” “we,” “our,” or “us”) for the quarterly period ended September 30, 2025, originally filed with the Securities and Exchange Commission (“SEC”) on December 10, 2025 (the “Original Filing”). This Amended Report is being filed to restate the Company’s unaudited condensed consolidated financial statements and related disclosures for the three and nine months ended September 30, 2025, as described in Note 2, “Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements,” to the unaudited condensed consolidated financial statements included herein. Information that was not affected by the restatement is unchanged from the Original Filing.

Restatement Background.

During the preparation of the Company’s financial close for the quarter and year ended December 31, 2025, the Company identified errors in revenue recognition related to certain network design and installation contracts accounted for under ASC 606 using the percentage-of-completion (“POC”) cost-to-cost input method. The errors resulted from a breakdown in the reconciliation process between the Company’s general ledger and an externally maintained revenue recognition model, which led to the duplication of revenue recognized in certain interim periods isolated to 2025.

As a result, revenue was overstated by an aggregate amount of $1.391 million for the nine months ended September 30, 2025, including an overstatement of $0.471 million for the three months ended September 30, 2025. This included an overstatement of revenue of $0.748 million and $0.920 million for the three and six months ended June 30, 2025, respectively and $0.171 million for the three months ended March 31, 2025.

Management evaluated the errors in accordance with ASC 250, Accounting Changes and Error Corrections, and Staff Accounting Bulletin No. 99 and No. 108, and concluded that the errors were material to the previously issued interim financial statements for the periods ended September 30, 2025. The errors did not result from intentional misconduct and were attributable to a process control deficiency in the reconciliation of revenue recognition schedules.

The Company has corrected the errors in the current period and has implemented enhanced reconciliation and review controls designed to prevent similar errors in future reporting periods.

Internal Control Considerations.

The revenue recognition errors resulted from deficiencies in the Company’s internal controls over the POC revenue recognition process.

These control deficiencies are consistent with and directly related to the material weaknesses in internal control over financial reporting previously disclosed in the Company’s Original Filing, in which management concluded that disclosure controls and procedures were not effective as of September 30, 2025. For information regarding management’s remediation measures, see Part I, Item 4, “Controls and Procedures.”

Additionally, this Amended Report includes supplemental unaudited condensed consolidated statements of operations for the three months ended March 31, 2025, the three months ended June 30, 2025, and the six months ended June 30, 2025 to provide a complete quarterly breakdown of the corrected financial information for each period in the nine months ended September 30, 2025.

Items Amended.

The following items of the Original Filing have been amended and restated:

Part I, Item 1: Financial Statements (Unaudited) — including the condensed consolidated balance sheet as of September 30, 2025, the condensed consolidated statements of operations for the three and nine months ended September 30, 2025, the condensed consolidated statements of mezzanine equity and stockholders’ deficit for the three and nine months ended September 30, 2025, the condensed consolidated statements of cash flows for the nine months ended September 30, 2025, and the related notes to the unaudited condensed consolidated financial statements.

Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4: Controls and Procedures

Part II, Item 1A: Risk Factors

Part II, Item 6: Exhibits

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this Form 10-Q/A (Exhibits 31.1, 31.2 and 32).

Except as described above, no other items of the Original Filing have been amended. This Amended Report does not reflect events occurring after the date of the Original Filing or modify or update those disclosures in any way, other than as required to reflect the effects of the restatement. Accordingly, this Amended Report should be read in conjunction with the Company’s filings with the SEC subsequent to the date of the Original Filing.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED) (As Restated)

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 (as restated) and December 31, 2024	3
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024 (as restated)	4
	Unaudited Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2025 and 2024 (as restated)	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024 (as restated)	7
	Notes to Unaudited Condensed Consolidated Financial Statements (as restated)	8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (As Restated)	32

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	41

ITEM 4.	CONTROLS AND PROCEDURES (As Restated)	41

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	42

ITEM 1A.	RISK FACTORS (As Restated)	42

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	54

ITEM 6.	EXHIBITS (As Restated)	55

SIGNATURES		56

ELAUWIT CONNECTION, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and par value data)

	September 30, 2025
	(As Restated)	December 31, 2024
	Unaudited
ASSETS
Current Assets
Cash	$762	$287
Accounts receivable	3,173	4,451
Inventories	1,841	1,606
Network financing receivable, current	77	67
Prepaid expenses and other current assets	349	258
Total current assets	6,202	6,669
Network financing receivable, net of current	930	446
Lease right-of-use assets, net	41	55
Net investment in lease	496	531
Other non-current assets	26	25
TOTAL ASSETS	$7,695	$7,726
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$2,740	$1,914
Accrued expenses and other current liabilities	34	76
Related party debt, current	2,009	695
Related party payables, current	240	240
Deferred revenue	5,559	6,215
Operating lease liabilities, current	43	36
Total current liabilities	10,625	9,176
Related party debt, net of current	2,164	2,725
Related party payables, net of current	174	342
SAFE liability	1,176	—
Operating lease liabilities, net of current	—	19
Total liabilities	14,139	12,262

Commitments and contingencies (Note 12)

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 100,000 and 577,067 authorized as of September 30, 2025 and December 31, 2024, respectively; none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 14,900,000 shares authorized; 5,000,000 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Class A common stock, $0.0001 par value, 0 and 7,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively, 0 and 2,497,950 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Class B common stock, $0.0001 par value, 0 and 3,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively, 0 and 2,502,050 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Stock subscription receivable	—	(30)
Additional paid-in capital	5,859	5,859
Accumulated deficit	(12,303)	(10,365)
Total stockholders’ deficit	(6,444)	(4,536)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,695	$7,726

See accompanying notes to unaudited condensed consolidated financial statements.

ELAUWIT CONNECTION, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per value data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025		2025
	(As Restated)	2024	(As Restated)	2024
Revenues
Revenues	$4,777	$1,885	$15,548	$5,183
Cost of revenues
Cost of revenues	3,360	1,671	12,067	4,299
Gross profit	1,417	214	3,481	884
Operating expenses
General and administrative	1,725	1,075	4,834	3,016
Sales and marketing	36	20	100	48
Research and development	9	—	9	1
Total operating expenses	1,770	1,095	4,943	3,065
Operating loss	(353)	(881)	(1,462)	(2,181)
Other expense, net
Change in fair value of SAFE liability	(176)	—	(176)	—
Interest expense, net	(109)	(73)	(295)	(185)
Total other expense, net	(285)	(73)	(471)	(185)
Loss from operations before income taxes	(638)	(954)	(1,933)	(2,366)
Income tax expense	1	16	5	17
Net loss	$(639)	$(970)	$(1,938)	$(2,383)
Net loss per share, basic and diluted, restated	$(0.13)	$(0.27)	$(0.39)	$(0.78)
Weighted average common shares used in computing net loss per share, basic and diluted, restated	5,000,000	3,566,369	5,000,000	3,055,594

See accompanying notes to unaudited condensed consolidated financial statements.

ELAUWIT CONNECTION, INC.

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Deficit

(in thousands, except share data)

(UNAUDITED)

	For the Three and Nine Months Ended September 30, 2025 (As Restated)
	Common Stock									Total
			Class A		Class B		Additional	Accumulated	Stock	Stockholders’
	Common Stock		Common Stock		Common Stock		Paid-In-	Deficit	Subscription	Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(As Restated)	Receivable	(As Restated)
Balance at December 31, 2024	—	$—	2,497,950	$—	2,502,050	$—	$5,859	$(10,365)	$(30)	$(4,536)
Repayment of stock subscription receivable	—	—	—	—	—	—	—	—	30	30
Net loss (as restated)	—	—	—	—	—	—	—	(442)	—	(442)
Balance at March 31, 2025 (as restated)	—	—	2,497,950	—	2,502,050	—	5,859	(10,807)	—	(4,948)
Transfer and conversion of Class B Common Stock to Class A Common Stock	—	—	25,000	—	(25,000)	—	—	—	—	—
Net loss (as restated)	—	—	—	—	—	—	—	(857)	—	(857)
Balance at June 30, 2025 (as restated)	—	—	2,522,950	—	2,477,050	—	5,859	(11,664)	—	(5,805)
Transfer and conversion of Class B Common Stock to Class A Common Stock	—	—	2,477,050	—	(2,477,050)	—	—	—	—	—
Transfer and conversion of Class A Common Stock to Common Stock	5,000,000	—	(5,000,000)	—	—	—	—	—	—	—
Net loss (as restated)	—	—	—	—	—	—	—	(639)	—	(639)
Balance at September 30, 2025 (as restated)	5,000,000	$—	—	$—	—	$—	$5,859	$(12,303)	$—	$(6,444)

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

ELAUWIT CONNECTION, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2025
	(As Restated)	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,938)	$(2,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Right of use asset amortization expense	39	8
Issuance of Series B Preferred Stock for services	—	108
Change in fair value of SAFE liability	176	—
Changes in operating assets and liabilities:
Accounts receivable	1,278	(768)
Network financing receivable	(494)	(371)
Inventories	(235)	(1,638)
Prepaid expenses and current and non-current other assets	(92)	(167)
Accounts payable	826	513
Accrued expenses and other current liabilities	(42)	(1)
Deferred revenue	(656)	2,179
Related party payables	(168)	(43)
Net investment in lease	35	(543)
Lease right-of-use lease liabilities payments	(37)	(8)
Net cash used in operating activities	(1,308)	(3,114)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from reverse recapitalization with DeltaMax	—	250
Net cash provided by investing activities	—	250

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of SAFE liability	1,000	—
Proceeds from related party debt	1,278	2,245
Repayment of related party debt	(525)	(1,141)
Proceeds from payment of stock subscription receivable	30	—
Proceeds from issuance of Series B stock	—	2,378
Net cash provided by financing activities	1,783	3,482
NET CHANGE IN CASH	475	618
CASH, beginning of period	287	329
CASH, end of period	$762	$947
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
Cash payments for income taxes	$4	$1
Cash payments for interest	$367	$208

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Lease liabilities arising from obtaining right-of-use assets	$25	$72
Conversion of Series A Convertible Preferred Stock for common stock in conjunction with reverse recapitalization	$—	$5,118
Phantom stock liability conversion as part of reverse recapitalization	$—	$116
Repurchase of Series seed stock for issuance of note payable	$—	$1,000

See accompanying notes to unaudited condensed consolidated financial statements.

ELAUWIT CONNECTION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Nature of Operations (As Restated)

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

Going Concern

As of September 30, 2025, the Company had cash of approximately $0.8 million and had used approximately $1.3 million in cash for operating activities during the nine months then ended. The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception, with an accumulated deficit of approximately $12.3 million as of September 30, 2025.

Management expects operating losses and negative cash flows to continue for the foreseeable future as the Company invests in its commercial capabilities. As of September 30, 2025, these conditions raised substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these unaudited condensed consolidated financial statements were issued.

On November 6, 2025, the Company closed its initial public offering, raising gross proceeds of approximately $15.0 million. Based on the Company’s post-IPO liquidity position, forecasted cash flows, and available mitigating actions, management has concluded that substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

Note 2. Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

During the preparation of the Company’s financial close for the quarter and year ended December 31, 2025, management identified errors in revenue recognition for certain network design and installation contracts accounted for under ASC 606 using the percentage‑of‑completion (“POC”) cost‑to‑cost input method.

Nature of the Errors

The errors resulted in an overstatement of revenue and a corresponding overstatement of unbilled receivables (a component of accounts receivable) in the periods presented. The aggregate overstatement was $1.4 million for the nine months ended September 30, 2025 ($0.5 million for the three months ended September 30, 2025). These errors did not affect the Company’s cash or cash flows from operations, and did not involve any intentional misconduct by the Company, its management, or its employees.

Impact of the Restatement

The following tables summarize the impact of the restatement on the Company’s previously issued unaudited condensed consolidated financial statements (in thousands, except share and per share data):

Condensed Consolidated Balance Sheet as of September 30, 2025 (Excerpt)

	As Previously
	Reported	Adjustment	As Restated
Accounts receivable	$4,564	$(1,391)	$3,173
Total current assets	$7,593	$(1,391)	$6,202
Total assets	$9,086	$(1,391)	$7,695
Accumulated deficit	$(10,912)	$(1,391)	$(12,303)
Total stockholders’ deficit	$(5,053)	$(1,391)	$(6,444)
Total liabilities and stockholders’ deficit	$9,086	$(1,391)	$7,695

Condensed Consolidated Statement of Operations — Three Months Ended September 30, 2025 (Excerpt)

	As Previously
	Reported	Adjustment	As Restated
Revenues	$5,248	$(471)	$4,777
Network design and installation	$4,454	$(471)	$3,983
Gross profit	$1,888	$(471)	$1,417
Operating income (loss)	$118	$(471)	$(353)
Loss from operations before income taxes	$(167)	$(471)	$(638)
Net loss	$(168)	$(471)	$(639)
Net loss per share, basic and diluted	$(0.03)	$(0.10)	$(0.13)

Condensed Consolidated Statement of Mezzanine Equity and Stockholders’ Deficit — Three Months Ended September 30, 2025 (Excerpt)

	As Previously
	Reported	Adjustment	As Restated
Net loss	$(168)	$(471)	$(639)
Accumulated deficit	$(10,912)	$(1,391)	$(12,303)
Total stockholders’ deficit	$(5,053)	$(1,391)	$(6,444)

Condensed Consolidated Statement of Operations — Nine Months Ended September 30, 2025 (Excerpt)

	As Previously
	Reported	Adjustment	As Restated
Revenues	$16,939	$(1,391)	$15,548
Network design and installation	$14,990	$(1,391)	$13,599
Gross profit	$4,872	$(1,391)	$3,481
Operating loss	$(71)	$(1,391)	$(1,462)
Loss from operations before income taxes	$(542)	$(1,391)	$(1,933)
Net loss	$(547)	$(1,391)	$(1,938)
Net loss per share, basic and diluted	$(0.11)	$(0.28)	$(0.39)

Condensed Consolidated Statement of Mezzanine Equity and Stockholders’ Deficit — Nine Months Ended September 30, 2025 (Excerpt)

	As Previously
	Reported	Adjustment	As Restated
Net loss	$(547)	$(1,391)	$(1,938)
Accumulated deficit	$(10,912)	$(1,391)	$(12,303)
Total stockholders’ deficit	$(5,053)	$(1,391)	$(6,444)

Condensed Consolidated Statement of Cash Flows — Nine Months Ended September 30, 2025 (Excerpt)

	As Previously
	Reported	Adjustment	As Restated
Net loss	$(547)	$(1,391)	$(1,938)
Accounts receivable	$(113)	$1,391	$1,278
Net cash used in operating activities	$(1,308)	$—	$(1,308)

Supplemental Quarterly Financial Information (Unaudited)

The following tables present the impact of the restatement on the Company’s unaudited condensed consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the three months ended March 31, 2025 (“Q1”), the three months ended June 30, 2025 (“Q2”), and the six months ended June 30, 2025 (“H1”). The following information is supplementally provided for completeness and to facilitate comparative analysis in future periodic reports.

Condensed Consolidated Balance Sheet as of March 31, 2025 (Excerpt)

	As Previously
	Reported	Adjustment	As Restated
Accounts receivable	$6,142	$(171)	$5,971
Total current assets	$8,077	$(171)	$7,906
Total assets	$9,526	$(171)	$9,355
Accumulated deficit	$(10,636)	$(171)	$(10,807)
Total stockholders’ deficit	$(4,777)	$(171)	$(4,948)
Total liabilities and stockholders’ deficit	$9,526	$(171)	$9,355

Condensed Consolidated Statement of Operations — Three Months Ended March 31, 2025 (Q1) (Excerpt)

	As Previously
	Reported	Adjustment	As Restated
Revenues	$5,617	$(171)	$5,446
Network design and installation	$5,142	$(171)	$4,971
Gross profit	$1,430	$(171)	$1,259
Operating loss	$(198)	$(171)	$(369)
Net loss	$(271)	$(171)	$(442)
Net loss per share, basic and diluted	$(0.05)	$(0.04)	$(0.09)

Condensed Consolidated Statement of Mezzanine Equity and Stockholders’ Deficit — Three Months Ended March 31, 2025 (Q1) (Excerpt)

	As Previously
	Reported	Adjustment	As Restated
Net loss	$(271)	$(171)	$(442)
Accumulated deficit	$(10,636)	$(171)	$(10,807)
Total stockholders’ deficit	$(4,777)	$(171)	$(4,948)

Condensed Consolidated Statement of Cash Flows — Three Months Ended March 31, 2025 (Q1) (Excerpt)

	As Previously
	Reported	Adjustment	As Restated
Net loss	$(271)	$(171)	$(442)
Accounts receivable	$(1,691)	$171	$(1,520)
Net cash used in operating activities	$(1,536)	$—	$(1,536)

Condensed Consolidated Balance Sheet as of June 30, 2025 (Excerpt)

	As Previously
	Reported	Adjustment	As Restated
Accounts receivable	$6,953	$(920)	$6,033
Total current assets	$9,051	$(920)	$8,131
Total assets	$10,545	$(920)	$9,625
Accumulated deficit	$(10,744)	$(920)	$(11,664)
Total stockholders’ deficit	$(4,885)	$(920)	$(5,805)
Total liabilities and stockholders’ deficit	$10,545	$(920)	$9,625

Condensed Consolidated Statement of Operations — Three Months Ended June 30, 2025 (Q2) (Excerpt)

	As Previously
	Reported	Adjustment	As Restated
Revenues	$6,074	$(748)	$5,326
Network design and installation	$5,394	$(748)	$4,646
Gross profit	$1,554	$(748)	$806
Operating income (loss)	$9	$(748)	$(739)
Net loss	$(108)	$(748)	$(857)
Net loss per share, basic and diluted	$(0.02)	$(0.15)	$(0.17)

Condensed Consolidated Statement of Mezzanine Equity and Stockholders’ Deficit — Three Months Ended June 30, 2025 (Q2) (Excerpt)

	As Previously
	Reported	Adjustment	As Restated
Net loss	$(108)	$(748)	$(857)
Accumulated deficit	$(10,744)	$(920)	$(11,664)
Total stockholders’ deficit	$(4,885)	$(920)	$(5,805)

Condensed Consolidated Statement of Operations — Six Months Ended June 30, 2025 (H1) (Excerpt)

	As Previously
	Reported	Adjustment	As Restated
Revenues	$11,691	$(920)	$10,771
Network design and installation	$10,536	$(920)	$9,616
Gross profit	$2,984	$(920)	$2,064
Operating loss	$(189)	$(920)	$(1,109)
Net loss	$(379)	$(920)	$(1,299)
Net loss per share, basic and diluted	$(0.08)	$(0.18)	$(0.26)

Condensed Consolidated Statement of Mezzanine Equity and Stockholders’ Deficit — Six Months Ended June 30, 2025 (H1) (Excerpt)

	As Previously
	Reported	Adjustment	As Restated
Net loss	$(379)	$(920)	$(1,299)
Accumulated deficit	$(10,744)	$(920)	$(11,664)
Total stockholders’ deficit	$(4,885)	$(920)	$(5,805)

Condensed Consolidated Statement of Cash Flows — Six Months Ended June 30, 2025 (H1) (Excerpt)

	As Previously
	Reported	Adjustment	As Restated
Net loss	$(379)	$(920)	$(1,299)
Accounts receivable	$(2,502)	$920	$(1,582)
Net cash used in operating activities	$(1,450)	$—	$(1,450)

Note 3. Summary of Significant Accounting Policies (As Restated)

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

Accounts receivable are subject to the risk that the Company’s customers will not pay the amounts due. The Company has established credit and collection policies to mitigate that risk. As of September 30, 2025, the Company had one customer that accounted for approximately 36% of the Company’s accounts receivable balance. As of December 31, 2024, the Company had two customers that accounted for approximately 66% of the Company’s accounts receivable balance. These two customers accounted for approximately 49% and 17% of the Company’s accounts receivable balance.

During the three months ended September 30, 2025, the Company had two customers that accounted for approximately 40% of the Company’s total revenues. These two customers accounted for approximately 22% and 18% of revenues each. During the nine months ended September 30, 2025, the Company had three customers that accounted for approximately 53% of the Company’s total revenues. These three customers accounted for approximately 25%, 16%, and 12% of revenues each. During the three months ended September 30, 2024, the Company had four customers that accounted for approximately 63% of the Company’s total revenues. These four customers accounted for approximately 19%, 16%, 15%, and 13% of revenues each. During the nine months ended September 30, 2024, the Company had five customers that accounted for approximately 65% of the Company’s total revenues. These five customers accounted for approximately 16%, 16%, 12%, 11%, and 10% of revenues each.

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

A reconciliation of total segment revenues to total consolidated revenues, which is the same as consolidated revenues as presented on the accompanying condensed consolidated interim statements of operations, and of total segment gross profit and segment operating loss which aggregates to total consolidated operating loss from operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025		2025
	(As Restated)	2024	(As Restated)	2024
Revenues	$4,777	$1,885	$15,548	$5,183

Less:
Cost of revenues	3,360	1,671	12,067	4,299
Segment gross profit	1,417	214	3,481	884

Less(1):
Segment compensation expenses (2)	877	550	2,445	1,422
Segment travel expenses (3)	109	52	240	187
Other segment expenses (4)	784	493	2,258	1,456
Segment operating loss	$(353)	$(881)	$(1,462)	$(2,181)
(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Compensation related expenses primarily include salaries and related payroll tax expenses.
(3)	Travel related expenses primarily include travel expenses.
(4)	Other segment expenses for each reportable segment includes all other operating expenses such as management fees, professional fees, insurance, rent and other.

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

The Company complies with the requirements of FASB ASC Topic 340, Other Assets and Deferred Costs (“ASC 340”), and SEC Staff Accounting Bulletin 5A, Expenses of Offering. Offering costs, which consist mainly of legal, accounting and consulting fees directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. At September 30, 2025 and December 31, 2024, there were no material deferred financing costs.

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

In accordance with FASB ASC 606, Revenue Recognition (“ASC 606”), the Company recognizes revenue from contracts with customers using a five-step model, which is described as follows:

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

Leases

Operating lease assets are included within lease right-of-use assets, net and operating lease liabilities are included in operating lease liabilities, current and operating lease liabilities, net of current on the unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. Lease payments for short-term leases are recognized on a straight-line basis over the term of the lease. All other lease right-of-

use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because the Company’s lease does not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

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

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable; and

Level 3 — inputs that are unobservable.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts in the condensed consolidated balance sheets, primarily due to their short-term nature. Based upon current borrowing rates with similar maturities the carrying value of long-term debt, and related party loans payable approximates fair value. The estimated fair value of the Company’s SAFE liabilities is based on Level 3 inputs. Refer to Note 10.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is required to adopt this standard prospectively in fiscal year 2025 for the annual reporting period ending December 31, 2025 and is currently evaluating the impact on the Company’s related disclosures.

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

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). This standard introduces a practical expedient that companies can choose to apply when determining allowances for credit losses. Specifically, it permits companies to assume that the current conditions as of the balance sheet date remain unchanged throughout the remaining life of the assets. This standard is effective for the Company for annual reporting periods beginning after December 15, 2025, and requires prospective application. The Company is currently evaluating the impact of ASU 2025-05, however, does not expect it to have a material impact on its unaudited condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s unaudited condensed consolidated financial statement presentation or disclosures.

Note 4. Revenue and Deferred Revenue (As Restated)

The following table provides the Company’s revenues disaggregated by revenue stream (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(As Restated)		(As Restated)
Revenues:
Network design and installation	$3,983	$1,583	$13,599	$4,494
Internet network services and hardware and internet service	794	302	1,949	689
Total	$4,777	$1,885	$15,548	$5,183

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

Note 5. Accounts Receivable (As Restated)

Receivables are recorded and carried at the original invoiced amount or, for unbilled receivables, at the recognized revenue amount less an allowance for credit losses (in thousands).

	September 30, 2025	December 31, 2024
	(As Restated)
Trade accounts receivable	$2,805	$3,663
Unbilled receivables	368	788
Allowance for credit losses	—	—
Accounts receivable	$3,173	$4,451

Note 6. Leases

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

Lessor

The Company owns certain networks and places them at customer sites under sales-type lease arrangements. The Company evaluates new leases pursuant to FASB ASC 842, Leases to determine lease classification. A lease is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the customer. This situation is met if, among other things, there is an automatic transfer of title during the lease, a reasonably certain option to be exercised, the non-cancelable lease term is for more than a major part of the remaining economic useful life of the asset, the present value of the minimum lease payments represents substantially all of the leased asset’s fair value at lease inception, or the asset is so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term.

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

Note 7. Related Party Debt

The Company’s related party debt consisted of (in thousands):

	September 30, 2025	December 31, 2024
Related Party Debt, current:
Endurance Loan	$222	$222
Motherlode Promissory Note	193	185
Network Service Agreements	344	288
Endurance Business Loan	250	—
Endurance Promissory Note	500	—
Second Endurance Promissory Note	500	—
Related Party Debt, current	$2,009	$695

Related Party Debt, net of current:
Endurance Loan	$574	$741
Motherlode Promissory Note	537	683
Network Service Agreements	1,053	1,051
Endurance Business Loan	—	250
Related Party Debt, net of current	$2,164	$2,725

Apogee Telecom Promissory Note (December 6, 2019)

On December 6, 2019 the Company entered into a promissory note (the “Apogee Promissory Note”) with Apogee Telecom, Inc., a Texas Corporation (“Apogee”), a related company connected from a board member and shareholder of the Company, where Apogee loaned $800 thousand, to the Company in exchange for the Apogee Promissory Note. The Apogee Promissory Note had a maturity date of November 30, 2026 and bears interest at 10.0%, compounded annually. No principal or interest payments were due until December 31, 2021, at which point principal and interest were paid in equal monthly installments of $19 thousand. As part of the Series Seed Repurchase Agreement this was paid off in its entirety on April 12, 2024 (see Note 9). As of September 30, 2025 and December 31, 2024, the Apogee Promissory Note had no remaining balance. During the three and nine months ended September 30, 2025 and 2024, the Company incurred $0, $0, and $0, and $18 thousand of interest expense, respectively, which is recognized in interest expense in the unaudited condensed consolidated statements of operations. Subsequent to April 12, 2024, Apogee is no longer a related party of the Company.

Apogee Telecom Installment Payment Agreement (February 28, 2023)

On February 28, 2023, the Company entered into an installment payment agreement (the “Apogee Installment Payment Agreement”) with Apogee, whereas Apogee provided hardware and peripheral equipment related to the Company’s primary services. Per the Apogee Installment Payment Agreement the Company owed a principal balance of $0.4 million, which is to be paid in installments over a term of twenty three months. The Apogee Installment Payment Agreement had a maturity date of December 31, 2024, and bore interest at 12.0%, compounded annually. As of September 30, 2025 and December 31, 2024, the Apogee Promissory Note had no remaining balance. As part of the Series Seed Repurchase Agreement this was paid off in its entirety on April 12, 2024 (see Note 9). During the three and nine months ended September 30, 2025 and 2024, the Company incurred $0, $0, $0, and $15 thousand of interest expense, respectively, which is recognized in interest expense in the unaudited condensed consolidated statements of operations. As noted above, subsequent to April 12, 2024, Apogee is no longer a related party of the Company.

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

Network Service Agreements (Various dates in 2024)

The Company has entered into a certain network service agreement (the “Network Service Agreements” or the “NSAs”) with various customers, pursuant to which the Company will perform or has performed the design, installation, and management of a telecommunications network for the customer in financed project amounts ranging from $50 thousand to $550 thousand (the “Project Financing”). During the nine months ended September 30, 2025 and 2024, the Company financed $0.3 million and $1.4 million, respectively. The Company notes $0.5 million of the amount financed during the nine months ended September 30, 2024, relates to the sales-type lease (see Note 6). As of September 30, 2025 and December 31, 2024, the NSAs had a balance of $1.4 million and $1.3 million, respectively. As of September 30, 2025, repayments on these agreements are made monthly and range from $1 thousand to $9 thousand.

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

See Note 14, Subsequent Events, for additional details regarding the payoff of the Endurance Loan, the Endurance Business Loan, the Endurance Promissory Note, and the Second Endurance Promissory Note.

Note 8. Related Party Payables

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

See Note 14, Subsequent Events, for additional details regarding the payoff of the Management Agreement and the Deferred Compensation Agreement.

Note 9. Equity Offerings

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

On August 11, 2025, the Put-Call Agreement was amended whereby Baron Hunter and Steele Creek were each granted the right to sell to Elauwit (Put Option) up to a $1.0 million of common shares of Elauwit at a discount of 10% below the IPO issue price. Elauwit was granted the right to purchase (Call Option) up to a maximum of $1 million of common shares from each of Baron Hunter and Steele Creek at a premium of 10% in excess of the IPO issue price. See Note 14, Subsequent Events, for additional details regarding the exercise of the Put Option.

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

Note 10. SAFE

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

The SAFE was recorded as a liability in accordance with the applicable accounting guidance due to the potential for the Company to settle the fixed outstanding balance of the SAFE liability in a variable number of shares. The initial fair value of the SAFE liability was $1.0 million. Subsequent changes in fair value at each reporting period are recognized in the unaudited condensed consolidated statements of operations as changes in fair value of SAFE liability. At September 30, 2025, the Company remeasured the fair value of the SAFE liability, considering the proximity and likelihood of the impending initial public offering. As a result, the Company recorded a change in fair value of $0.2 million for the three and nine months ended September 30, 2025, increasing the SAFE liability balance to

$1.2 million. This expense is included in ‘Change in fair value of SAFE liability’ within Other expense, net in the condensed consolidated statements of operations. See Note 14, Subsequent Events, for additional details regarding the conversion of the SAFE.

Note 11. Employee Benefit Plan

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

Note 12. Commitments and Contingencies

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

During the nine months ended September 30, 2025 and 2024, the Company did not grant any phantom stock awards. The phantom stock awards are accounted for as a liability under ASC 718 and as of December 31, 2023 the Company had a liability of $116 thousand on the audited consolidated balance sheet. There were 55 thousand phantom stock awards granted, of which 25 thousand did not vest and were forfeited prior to January 1, 2024. In September 2024, the 25 thousand vested phantom stock awards were exchanged for Class B common stock, at an exchange of 4.11785:1, for 102,949 shares, as a result of the merger and recapitalization transaction with DeltaMax as described in Note 1. Upon recapitalization the Phantom Equity Plan was terminated. At September 30, 2025 and December 31, 2024, there are no phantom stock awards outstanding.

Note 13. Net Loss per Share

Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to the participating securities since the holders have no contractual obligation to share in the losses of the Company.

At September 30, 2025 and September 30, 2024, there were no common share equivalents outstanding.

Note 14. Subsequent Events

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (As Restated)

The following discussion reviews the operating results of Elauwit Connection, Inc. (“Elauwit,” the “Company,” “we,” “our,” or “us”) for the three months ended September 30, 2025 (the “third quarter”), the nine months ended September 30, 2025 (the “nine months”), the respective prior year periods ended September 30, 2024 (the “prior year periods”), and our financial condition as of September 30, 2025, and should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and our other documents filed with the Securities and Exchange Commission (“SEC”). Forward-looking statements in this Quarterly Report on Form 10-Q/A (this “Form 10-Q”) are qualified by the cautionary statement included under the next sub-heading, “Forward-Looking Statements.”

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

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including:

●	our history of losses and our ability to continue as a going concern;
●	our ability to obtain additional financing and fund our operations;
●	our market opportunity;
●	the effects of increased competition and innovations by new and existing competitors in our market and our ability to adapt to and anticipate changes in technology;
●	our ability to maintain and grow relationships with property owners and network partners and increase our customer base;
●	our ability to consistently win competitive RFP processes, become a preferred or sole supplier for new-build projects, increase our gross margins with newer customer relationships, and capitalize on the opportunities in our pipeline;
●	our reliance on manufacturers to obtain the materials necessary to provide our services;
●	the potential effects of delays or disruptions in property development;
●	the future growth of the network services industry and demands of our customers;
●	our ability to pay our debts as they come due;
●	our ability to grow the business and effectively manage or sustain our growth;
●	future revenue, hiring plans, expenses and capital expenditures;

●	our ability to comply with new or modified laws and regulations that currently apply or become applicable to our business or the business of our customers;
●	our ability to recruit and retain key employees and management personnel;
●	our financial performance and capital requirements;
●	our ability to maintain, protect, and enhance our intellectual property;
●	the restatement of our financial statements, the material weaknesses in our internal control over financial reporting and the potential insufficiency of our disclosure controls and procedures to detect errors or acts of fraud; and
●	the potential lack of liquidity and trading of our securities.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 2, “Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements.” For further detail regarding the restatement, see Note 2.

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

RESULTS OF OPERATIONS (As Restated)

Summary

Highlights for the third quarter and nine months include:

●	Topline revenue growth of 153.4% and 200.0% for the third quarter and nine months, respectively over the prior year periods. The robust pace of network construction activities and activations ramping throughout 2024 continued into the nine months, driving strong topline growth.
●	Gross margin of 29.7% and 22.4% for the third quarter and nine months, respectively, primarily from network construction activities with an increased rate of network activations in the third quarter whereby we recognize the majority of contribution from a given project. Over time, we expect our gross margin to increase as higher margin recurring service fees constitute a growing share of revenues.
●	Operating expenses for the third quarter and nine months increased by 61.6% and 61.2% over the prior year periods, primarily driven by continued growth in our project management and network engineering functions, as well as expenses associated with the preparation for being a publicly traded company.
●	Backlog as of September 30, 2025 was $30.3 million, compared to $27.1 million as of September 30, 2024.
●	Contracted units as of September 30, 2025 were 32,826, compared to 25,907 as of September 30, 2024.
●	Activated units as of September 30, 2025 were 16,964 compared to 6,765 as of September 30, 2024.
●	Billed units as of September 30, 2025 were 10,710 compared to 5,171 as of September 30, 2024.
●	Recurring service revenue was $0.8 million for the third quarter compared to $0.3 million for the prior year period.

Comparison of the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,
	2025	2024	Change (%)
	(As Restated)
Revenues
Revenues	$4,777	$1,885	153.4%
Cost of revenues
Cost of revenue	3,360	1,671	101.1%
Gross profit	1,417	214	562.0%
Operating expenses
General and administrative	1,725	1,075	60.4%
Sales and marketing	36	20	80.0%
Research and development	9	—	N/A
Total operating expenses	1,770	1,095	61.6%
Operating income (loss)	(353)	(881)	59.9%
Other expense, net
Change in fair value of SAFE liability	(176)	—	N/A
Interest expense, net	(109)	(73)	49.3%
Total other expense, net	(285)	(73)	77.7%
Loss from operations before income taxes	(638)	(954)	33.1%
Income tax expense	1	16	(93.8)%
Net income (loss)	$(639)	$(970)	34.1%

Revenue

Revenue for the third quarter increased $2.9 million, or 153.4%, to $4.8 million compared to $1.9 million for the prior year period. This increase was primarily due to increased network construction activities and the activation of networks, driving the ramp in our recurring service revenues.

Cost of Revenue

Cost of revenue increased to $3.4 million for the third quarter, compared to $1.7 million for the prior year period. The increase in cost of revenue was due to increased network construction activities.

Gross Profit

Gross profit increased 562.0% to $1.4 million for the third quarter compared to $0.2 million for the prior year period. Our gross margin for the third quarter period increased to 29.7% compared to 11.4% for the prior year period, primarily due to increased network activations and greater recurring service revenues in which we realize higher gross margin levels than with our network construction activities. The increase in gross profit was driven by higher revenue levels and gross margin expansion.

Operating Expenses

Operating expenses were $1.8 million for the third quarter compared to $1.1 million for the prior year period. The increase was driven by continued growth in our project management and network engineering functions, as well as expenses associated with the preparation for being a publicly traded company.

Operating Income (Loss)

Higher gross profit from revenue increases paired with gross margin expansion resulted in operating loss of $0.4 million for the third quarter compared to operating loss of $0.9 million for the prior year period.

Interest Expense

Interest expense was $0.1 million for the third quarter, relatively flat with $0.1 million for the prior year period. The slight increase was primarily driven by increased network financing activities and borrowings for working capital. See Note 7, “Related Party Debt,” for additional information.

Net Income (Loss)

Net loss decreased $0.3 million to net loss of $0.6 million for third quarter compared to net loss of $1.0 million for the prior year period. The reasons for the decrease in net loss are discussed above.

Comparison of the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,
	2025	2024	Change (%)
	(As Restated)
Revenues
Revenues	$15,548	$5,183	200.0%
Cost of revenues
Cost of revenue	12,067	4,299	180.7%
Gross profit	3,481	884	293.8%
Operating expenses
General and administrative	4,834	3,016	60.3%
Sales and marketing	100	48	108.3%
Research and development	9	1	800.0%
Total operating expenses	4,943	3,065	61.3%
Operating loss	(1,462)	(2,181)	33.0%
Other expense, net
Change in fair value of SAFE liability	(176)	—	N/A
Interest expense, net	(295)	(185)	59.5%
Total other expense, net	(471)	(185)	154.6%
Loss from operations before income taxes	(1,933)	(2,366)	18.3%
Income tax expense	5	17	(70.6)%
Net loss	$(1,938)	$(2,383)	18.7%

Revenue

Revenue for the nine months increased $10.4 million, or 200.0%, to $15.5 million compared to $5.2 million for the prior year period. This increase was primarily due to increased network construction activities and the activation of networks, driving the ramp in our recurring service revenues.

Cost of Revenue

Cost of revenue increased to $12.1 million for the nine months, compared to $4.3 million for the prior year period. The increase in cost of revenue was due to increased network construction activities.

Gross Profit

Gross profit increased 293.8% to $3.5 million for the nine months compared to $0.9 million for the prior year period. Our gross margin for the nine months period increased to 22.4% compared to 17.1% for the prior year period, primarily due to increased network activations and greater recurring service revenues in which we realize higher gross margin levels than with our network construction activities. The increase in gross profit was driven by higher revenue levels and gross margin expansion.

Operating Expenses

Operating expenses were $4.9 million for the nine months compared to $3.1 million for the prior year period. The increase was driven by continued growth in our project management and network engineering functions, as well as expenses associated with the preparation for being a publicly traded company.

Operating Loss

Higher gross profit from revenue increases paired with gross margin expansion resulted in a decrease in operating loss of $0.7 million to $1.5 million for the nine months compared to $2.2 million for the prior year period.

Interest Expense

Interest expense was $0.3 million for the nine months compared to $0.2 million for the prior year period. The increase was primarily driven by increased network financing activities and borrowings for working capital. See Note 7, “Related Party Debt,” for additional information.

Net Loss

Net loss decreased $0.5 million to $1.9 million for nine months compared to $2.4 million for the prior year period. The reasons for the decrease in net loss are discussed above.

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

The following tables present a reconciliation of adjusted EBITDA to net loss (the most comparable GAAP measure) in accordance with GAAP for the third quarter and nine months:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025		2025
	(As restated)	2024	(As restated)	2024
Net loss	$(639)	$(970)	$(1,938)	$(2,383)
Addback:
Income tax expense	1	16	5	17
Interest expense, net	109	73	295	185
Depreciation and amortization	11	8	39	8
EBITDA	$(518)	$(873)	$(1,598)	$(2,173)
Addback:
Change in fair value of SAFE liability	176	—	176	—
Stock-based compensation expense	—	—	—	—
Adjusted EBITDA	(342)	(873)	(1,422)	(2,173)

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

LIQUIDITY AND CAPITAL RESOURCES (As Restated)

Going Concern Considerations

As of September 30, 2025, the Company had cash of approximately $0.8 million and had used approximately $1.3 million in cash for operating activities during the nine months then ended. The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception, with an accumulated deficit of approximately $12.3 million as of September 30, 2025.

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

As of September 30, 2025, we had approximately $0.8 million in cash. As of December 31, 2024, we had approximately $0.3 million in cash. We continue to manage our cash position in line with forecast network construction activities. During the nine months ended September 30, 2025 and the year ended December 31, 2024 (“fiscal 2024”), we used net cash in operating activities of $1.3 million and $3.9 million, respectively. As of September 30, 2025 and December 31, 2024, we had working capital deficit of $4.4 million and $2.5 million, respectively. Key drivers of our working capital position have been, and continue to be, network construction receivables and deferred revenue.

Capital Resources

On November 6, 2025, we closed the Offering and sold the underwriters 1,667,000 shares of common stock for gross proceeds of approximately $15.0 million, before deducting underwriting discounts and commissions and other offering expenses. On November 21, 2025, the Representative partially exercised its over-allotment option to purchase 68,989 shares of common stock for additional gross proceeds of approximately $0.6 million. See Note 14, “Subsequent Events,” for additional information.

As of September 30, 2025 and December 31, 2024, we had long-term debt of $2.2 million and $2.7 million, respectively.

We have financing arrangements with Endurance Financial LLC (“Endurance”), the manager of Endurance Opportunities I LLC (“Endurance Opportunities”), and Endurance Opportunities. On March 1, 2025 and March 25, 2025, we issued commercial promissory notes to Endurance in exchange for $1.0 million in total, that have a term of 18 months and 221 days, respectively, and on November 12, 2024, we issued a commercial promissory note to Endurance Opportunities in exchange for $0.25 million, that has a term 18 months, using certain account receivables as collateral for each of the commercial promissory notes (the “Endurance Notes”). The purpose of these facilities was to support our working capital position. On April 1, 2024 we entered into a Fixed Rate Loan Agreement with Endurance Opportunities for $1.0 million to refinance previously held long-term debt (the “Fixed Rate Loan Agreement”). On November 7, 2025, we paid off the outstanding principal and interest of the Fixed Rate Loan Agreement and the Endurance Notes, thereby satisfying these obligations in their entirety. See Note 14, “Subsequent Events,” for additional information.

During the nine months and fiscal 2024, we entered into various participation and agency agreements with Endurance Opportunities pursuant to which Endurance provided us with the financing necessary to support our Network-as-a-Service product offerings under certain network service agreements (the “NSAs”). During the nine months and fiscal 2024, we financed $0.3 million and $1.2 million, respectively, from Endurance Opportunities, and as of September 30, 2025, the NSAs had a balance of $1.4 million. See Note 7, “Related Party Debt,” for additional information.

On January 6, 2025, we entered into a SAFE agreement with an investor, pursuant to which we received an aggregate amount of $1.0 million. Following the closing of the Offering, the SAFE converted into 130,719 shares of common stock. See Note 10, “SAFE,” for additional information.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of the consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management’s estimates are based on historical experience, the relevant information available at the end of each period, and their judgment. Although management believes the judgment applied in preparing estimates is reasonable based on circumstances and information known at the time, actual results could differ materially from these estimates under different assumptions or market conditions. See Note 3, “Summary of Significant Accounting Policies,” for information about our significant accounting policies.

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

Recent Accounting Pronouncements

See Note 3, “Summary of Significant Accounting Policies,” of the unaudited condensed consolidated financial statements included in this Form 10-Q for information about recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES (As Restated)

Disclosure Controls and Procedures

At the time our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 was filed on December 10, 2025 (the “Original Filing”), our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal control over financial reporting. As described in Note 2, subsequent to the date of the Original Filing, errors were identified in the Company’s revenue recognition for certain network design and installation contracts, resulting in the restatement of the Company’s previously issued unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025. These errors are consistent with and directly related to the previously disclosed material weaknesses in internal control over financial reporting.

In connection with the filing of this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective, due to the existence of material weaknesses in our internal control over financial reporting that we have yet to fully remediate.

Changes in Internal Control Over Financial Reporting

This Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting due to the transition period established by the SEC for newly public companies.

Remediation Plan

In connection with the restatement described in Note 2, management has implemented the following remediation measures to address the identified control deficiencies:

(1)	A mandatory reconciliation between the POC workbook and the general ledger for each active contract prior to calculating and posting incremental revenue entries, performed by the outsourced accounting provider and reviewed and approved by the Chief Accounting Officer;
(2)	Monthly analytical review of all unbilled revenue and deferred revenue balances by contract, including validation that each unbilled revenue balance has a contractual basis;
(3)	Quarterly contract‑level revenue completeness testing comparing total cumulative revenue per the general ledger to total cumulative revenue per the POC workbook for every active contract; and
(4)	Evaluation of enterprise resource planning systems to replace QuickBooks Online and eliminate reliance on external, uncontrolled workbooks for revenue recognition.

Remediation will not occur until the plan is implemented and there has been appropriate time for us to conclude through testing that the control operates effectively.

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

ITEM 1A. RISK FACTORS (As Restated)

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

We have incurred significant losses since our inception. We experienced net losses of approximately $1.9 million and $3.5 million during the nine months ended September 30, 2025 and fiscal year ended December 31, 2024, respectively. We expect our capital expenses and operational expenses to increase in the future due to investing in network construction activities and, therefore, our operating losses will continue or even increase at least through the near term. Our sales cycle is long, and a substantial amount of time could pass between when we begin the process of deploying our network for a project and when we are able recognize revenue or realize gross margin contributions from the project. Furthermore, to the extent that we are successful in increasing our customer base, we will also incur increased expenses to meet the demand of our customers. You should not rely upon our past results as indicative of future performance. We may not reach profitability in the near future or at any specific time in the future. If and when our operations do become profitable, we may not sustain profitability.

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

Given our relatively limited operating history, we have historically earned most of our revenue from a limited number of ownership groups. During the third quarter, two ownership groups accounted for approximately 40% of our total revenue and during the prior year period, four ownership groups accounted for approximately 63% of our total revenue. During the nine months, three ownership groups accounted for approximately 53% of our total revenue and during the prior year period, five ownership groups accounted for approximately 65% of our total revenue. As of September 30, 2025, one ownership group accounted for approximately 36% of our accounts receivable balance. As of December 31, 2024, two ownership groups accounted for approximately 66% of our accounts receivable balance. Revenue from a single ownership group may comprise a material portion of our revenue at a certain point in time, primarily due to the timing of recognizing network construction revenue for a project, which comprises a significant portion of the Company’s expected revenue on a given project. This concentration of revenue from ownership groups leaves us exposed to the risks associated with the loss of one or more of these significant ownership groups as customers, which would materially and adversely affect our revenue and results of operations. If these ownership groups were to significantly reduce their relationship with us, or in the event that we are unable to replace the revenue through the provision of our services to additional ownership groups, our financial condition and results from operations could be negatively impacted, and such impact could be significant.

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

Our reputation and the quality of our brand are critical to our business and success with existing and future customers, and will be critical to our success as we seek to develop new relationships with property owners. Any incident that erodes customer loyalty for our brand could significantly reduce its value and damage our business. We may be adversely affected by any negative publicity, including any publicity related to the restatement of our financial statements, regardless of its accuracy. Also, there has been a marked increase in the use of social media platforms and similar devices, including blogs, social media websites and other forms of internet-based communications that provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate and may disseminate rapidly and broadly, without affording us an opportunity for redress or correction.

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

At the time of the audit for our fiscal 2024 and fiscal 2023, we did not maintain effective controls over our internal control over financial reporting. Because we are a small company with few employees in our finance department, we had not documented our risk assessment or entity level controls, or formalized our review level controls. Further, at the time of the audit for fiscal 2024 and fiscal 2023, because this was the first time our financial statements were prepared in accordance with GAAP, we had not yet identified a consistent and repeatable approach to evaluate POC revenue that could be easily audited and evaluated. In addition, as described in Note 2, “Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements,” during the preparation of our financial close for the quarter and year ended December 31, 2025, management identified errors in revenue recognition for certain network design and installation contracts, which were due in part to the inadequate design and implementation of internal controls and procedures to evaluate and monitor the accounting for the percentage-of-completion cost-to-cost input method for revenue recognition for these contracts. These errors resulted in the restatement of our previously issued unaudited condensed consolidated financial statements for the third quarter and nine months of 2025. There can be no assurance that management’s efforts to remediate these material weaknesses and control deficiencies will be successful. If we are unable to remediate these material weaknesses as a newly public company, our financial reporting may not be reliable and the market price of our common stock may be adversely affected.

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

From time to time in the normal course of our business operations, we may become subject to litigation involving intellectual property, data privacy and security, consumer protection, service disruption or failure, the restatement of our financial statements, and commercial disputes and other matters that may negatively affect our operating results if changes to our business operations are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. In addition, insurance may not cover existing or future claims, be sufficient to fully compensate us for one or more of such claims, or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby adversely affecting our results of operations and resulting in a reduction in the trading price of our stock.

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

Nasdaq requires that the trading price of listed stock remain above $1.00 in order for the stock to remain listed. If a listed stock trades below $1.00 for more than 30 consecutive trading days, then it is subject to delisting from Nasdaq. In addition, to maintain a listing on Nasdaq, we must satisfy minimum financial and other continued listing standards, including those regarding minimum stockholders’ equity, minimum publicly available shares, director independence and independent committee requirements and other corporate governance requirements, as well as the obligation to timely file all required Exchange Act reports. If we are unable to satisfy these standards, we could be subject to delisting, which would have a negative effect on the price of our common stock, impair your ability to sell or purchase our common stock when you wish to do so, and potentially cause you to lose the value of your investment in us. In the event of a delisting, we would expect to take actions to restore our compliance with the listing standards, but we can provide no assurance that any action we take to restore our compliance would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the minimum bid price requirement, or prevent future noncompliance with the listing requirements.

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

We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to remediate our previously identified material weaknesses or any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting or we are unable to timely remediate material weaknesses that have already been identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation	S-1	333-289964	August 29, 2025
4.1	Form of Representative’s Warrant dated November 6, 2025	8-K	001-42935	November 6, 2025
10.1+˄	Consulting Agreement, by and between Elauwit Connection, Inc. and Baron Hunter Group, LLC	S-1	333-289964	August 29, 2025
10.2+	Executive Employment Agreement, by and between Elauwit Connection, Inc. and Barry Rubens	S-1	333-289964	August 29, 2025
10.3+	Executive Employment Agreement, by and between Elauwit Connection, Inc. and Taylor Jones	S-1	333-289964	August 29, 2025
10.4+	Elauwit Connection, Inc. 2025 Stock Incentive Plan	8-K	001-42935	November 6, 2025
10.5	Amendment to Put-Call Agreement, by and between Elauwit Connection, Inc., Baron Hunter Group, LLC and Steele Creek Partners LLC, dated as of August 11, 2025	S-1	333-289964	August 29, 2025
10.6	Amended and Restated Note and Loan Extension and Modification Agreement, by and between Elauwit Connection, Inc. and Endurance Financial, LLC, dated September 24, 2025	S-1/A	333-289964	October 14, 2025
10.7	Underwriting Agreement dated November 4, 2025 between the Company and Craig-Hallum Capital Group LLC, as representative of the underwriters	8-K	001-42935	November 6, 2025
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	Furnished herewith
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Extensible Business Reporting Language (XBRL); (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Deficit, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Consolidated Financial Statements.	-	-	Filed herewith
104	Cover Page Interactive Data File (included in Exhibit 101)	-	-	Filed herewith

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

ELAUWIT CONNECTION, INC.

By:	/s/ Barry Rubens	Date: March 30, 2026
Barry Rubens
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Sean Arnette	Date: March 30, 2026
Sean Arnette
Chief Financial Officer
(Principal Financial Officer)