Form 10-K
period 2025-12-31
Elauwit Connection, Inc.
filed 2026-03-31
CIK 2063863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

(Registrant’s telephone number, including area code) : (704) 558-3099

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ELWT	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes  ☒ No

The registrant was not a public company as of June 30, 2025 (the last business day of its most recently completed second fiscal quarter) and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s common stock began trading on the Nasdaq Capital Market on November 5, 2025.

The registrant had 6,619,796 shares of common stock outstanding as of the close of business on March 30, 2026.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which provides a “safe harbor” for forward-looking statements made by us. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends, and other information, may be forward-looking statements. Words such as “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “drive,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “opportunity,” “outlook,” “plan,” “potential,” “seek,” “will,” “would” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs, estimates, and projections will occur or can be achieved. Actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including:

●	our history of losses;
●	our ability to obtain additional financing and fund our operations;
●	our market opportunity;
●	the effects of increased competition and innovations by new and existing competitors in our market and our ability to adapt to and anticipate changes in technology;
●	our adoption and use of artificial intelligence (“AI”);
●	our ability to maintain and grow relationships with property owners and network partners and increase our customer base;
●	our ability to consistently win competitive request for proposal (“RFP”) processes, become a preferred or sole supplier for new-build projects, increase our gross margins with newer customer relationships, and capitalize on the opportunities in our pipeline;
●	our reliance on manufacturers to obtain the materials necessary to provide our services;
●	the potential effects of delays or disruptions in property development;
●	the future growth of the network services industry and demands of our customers;
●	the significant investment required to deploy our Network-as-a-Service solutions;
●	our ability to pay our debts as they come due;
●	our ability to grow the business and effectively manage or sustain our growth;
●	future revenue, hiring plans, expenses and capital expenditures;
●	our ability to comply with new or modified laws and regulations that currently apply or become applicable to our business or the business of our customers;
●	our ability to recruit and retain key employees and management personnel;
●	our financial performance and capital requirements;
●	our ability to maintain, protect, and enhance our intellectual property;

ii

●	the restatement of our financial statements, the material weaknesses in our internal control over financial reporting and the potential insufficiency of our disclosure controls and procedures to detect errors or acts of fraud; and
●	the potential lack of liquidity and trading of our securities.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this report. We have based these forward-looking statements on our current expectations about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. As new risks emerge from time to time it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law. You should read this report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

iii

PART I

ITEM 1. BUSINESS.

Executive Summary

We are a provider of broadband Internet networks for the multifamily and student housing property sector. We provide Managed Services and Network-as-a-Service solutions designed to modernize and enhance the Internet connectivity experience for residents while driving significant financial benefits for property owners.

We strive to be a leading player in a booming multifamily property conversion trend through service commitment, operational experience and flexibility. Key highlights of our business and market opportunity include:

●	There is an untapped market to fulfill major demand for network services in multifamily housing units:
o	According to market estimates from the National Multifamily Housing Council (“NMHC”), there are approximately 23 million apartment units in the U.S., and we estimate 55% of those units are well-suited for our network services.
o	Through our own market research using the CoStar data, we estimate there are 12 million units in our addressable market of properties with 100 units or more for overbuilds, or installing our network in a multifamily building with an existing network.
o	According to the National Apartment Association, the United States needs to build more than 4.6 million new apartment homes at a minimum, with as many as 11.7 million needed by 2030.
●	Our investment in sales and marketing is driving meaningful pipeline results out the gate. Following the closing of our initial public offering (“IPO”) in November 2025, we built a dedicated sales and marketing team that generated over 13,000 units of pipeline in less than three months. Our total pipeline as of March 20, 2026 stands at approximately 120,600 units, which represents approximately $120 million of potential network construction revenue and an estimated $26 million in annual recurring revenue, if we were able to successfully complete all of these opportunities. Within our pipeline we continue to deepen relationships with existing customers, as well as drive new logo acquisition, which now represents approximately two thirds of our pipeline. Furthermore, the portfolio holdings of ownership groups represented in our pipeline totals over 2.3 million units, providing us with meaningful expansion opportunity. See “Pipeline” below for more details about our pipeline.
●	We have a strong reputation for execution, customer satisfaction and top-notch support from our current business and our management team’s association with Elauwit Networks, LLC, which was acquired by Boingo for total consideration of approximately $28.6 million in August 2018.
●	Our resident experience focused service offering helps our property owner customers differentiate their communities through our high-speed, instant-on, internet access approach paired with customer support developed to deliver timely, holistic support.
●	We have a highly repeatable and efficient network installation process, where we install fiber or switched ethernet to each unit in a multifamily property. Once our network is installed, we achieve 100% penetration of our network to the units.
●	Once our network is installed, we have the opportunity to collect high margin, recurring revenue streams with ongoing service packages. If we are able to appropriately scale our business, we believe we could achieve up to 70% and 75% of gross margin in our Managed Services and Network-as-a-Service lines of business, respectively.
●	We view the fragmented competitive landscape as ripe for consolidation. We have identified over 40 competitors as potential acquisition opportunities we plan to explore.

Company Overview

We design, install, operate, and maintain new fiber optic and WiFi networks throughout each contracted property. Once installed, property owners begin selling Internet connectivity over Elauwit’s network directly to their residents at monthly prices and terms of their choosing. Elauwit, in turn, provides all resident activation, onboarding, customer support, and all network monitoring and maintenance services in exchange for a fixed monthly fee based on the number of units in the property times a monthly per-unit wholesale price. Our contracts with property owners generally have five to eight-year terms.

By implementing Elauwit’s network and services, multifamily property owners:

●	Bring the latest fiber-based Internet connectivity and WiFi services to their entire property, which has become an important factor in a property’s appeal to current and potential residents,
●	Provide residents with directly connected upload and download speeds of 1 gigabit per second (“Gbps”) as generally measured by the industry, plus both in-unit and all-property WiFi connectivity averaging between 200 and 500 megabits per second (“Mbps”) as generally measured by the industry, plus 24/7 customer service and support provided by Elauwit,
●	Increase their per-unit contribution to net operating income by the difference between the monthly retail rate they charge to residents and Elauwit’s monthly wholesale fee to them, and
●	Reduce duplicative operating expenses by moving over technology assets and services to Elauwit.

According to the NMHC there are approximately 23 million apartment units in the U.S. Elauwit’s target market is properties with over 100 units, which the NMHC has estimated consists of approximately 12.1 million units.

We believe that virtually all of these larger properties are prospects for our services given the importance of high-speed Internet access to renters nationwide. This importance is highlighted by the NMHC’s recent resident survey, which found that at least 85% of respondents - in every income bracket from less than $25,000 per year to more than $200,000 per year - were either interested in, or would not rent without, high-speed Internet services.

As of December 31, 2025, we have 34,067 combined units in service and contracted (pending installation) across 122 commercial real estate properties in 27 states. We have grown rapidly, with nearly 11,000 of these units coming online or contracting over the past year, resulting in 154% topline revenue growth in 2025.

Company History

Our senior management team previously founded Elauwit Networks, LLC (“Elauwit 1.0”) in 2008, offering Managed Services principally to owners and developers of student housing complexes.

Between 2008 and 2018, Elauwit 1.0 achieved the following:

●	Managed over 250 properties across 43 states,
●	Provided support to over 150,000 users, and
●	Achieved 93% positive customer satisfaction scores, with calls answered by humans and 84% one-call resolution.

In August of 2018, Elauwit 1.0 was acquired by Boingo for total consideration of approximately $28.6 million in connection with Boingo’s entrance into the multifamily property type and contributed approximately $28.0 million to Boingo’s total revenue for the year ended December 31, 2018, with approximately 50% being high-margin recurring revenue. Elauwit 1.0’s gross margin on recurring revenue was in excess of 80%.

Elauwit Connection, Inc. (“Elauwit 2.0”) was founded in December 2019 as a result of the entrepreneurial spirit of the company’s founders, paired with their intense focus on the resident experience. Elauwit 2.0 grew due to its reputation as a committed partner for real estate owners and its dedication to execution and top-notch support.

In September 2024, Elauwit 2.0 entered into an Agreement and Plan of Merger with DeltaMax, Inc. (“DeltaMax”), an entity created to support and effectuate Elauwit 2.0’s go-public strategy. Upon Elauwit 2.0 merging into DeltaMax, the latter changed its name to Elauwit Connection, Inc. Prior to the merger, DeltaMax had no operations or personnel. No changes to Elauwit 2.0’s pre-merger operations or personnel occurred as a result of the merger. Throughout this Form 10-K, “Elauwit,” the “Company,” “we,” “us,” “our,” or similar references refers to the entity resulting from the merger with DeltaMax.

Business Model

Our business model consists of providing high-speed, instant-on, internet access services wholesale to commercial real estate property owners, predominately focused on conventional multifamily developments of 100 units and more. We strive to provide our property owner customers with an additional revenue stream, a superior technical solution, and an excellent resident experience. We offer both Managed Services and Network-as-a-Service solutions to customers.

Through our Managed Services solution, we enter into network service agreements, pursuant to which customers fund all network design and installation costs, with which we receive a gross margin on design and network installation costs. We then operate the network on our customers’ behalf under a long-term service agreement for a monthly fee, which includes 24/7 network monitoring, network maintenance, resident support, and bandwidth to each property. Under our network services agreements, if a customer terminates the contract without cause, the customer will pay a termination fee equal to (i) any one-time termination fees we incur through termination of service provider contracts (without markup) at the property, provided that the customer may, in its sole discretion, elect to take assignment of such service provider contracts rather than paying the one-time non-terminable fees, in which case we will immediately assign the contracts to the customer, plus (ii) 25% of remaining service fees owed to us during the initial term.

Through our Network-as-a-Service solution, we enter into internet services agreements, pursuant to which we fund and maintain ownership of the installed network, operating for a monthly fee under a long-term service agreement that incorporates our investment in the property. Similar to our Managed Services solution, we also provide 24/7 network monitoring, network maintenance, resident support, and bandwidth to each property. Our goal is to build high margin, recurring revenue. The chart below illustrates the economics we estimate will be recognized through our Network-as-a-Service solution, based on a 450-unit community located in Fort Wayne, Indiana:

(1)	Reflects project IRR before impact of third-party financing.
(2)	Reflects assumed 6.5% capitalization rate.
(3)	Reflects gross profit to the Company – does not include the impact of third-party financing.

From a property owner’s perspective, our Managed Services and Network-as-a-Service solutions first provide an additional revenue stream through the difference in the fee it pays to Elauwit for the services provided and the price charged to tenants, which can result in increased net operating income generated by the property owner. Second, our networks serve as the technology backbone for the entire property, critical for property technology (“PropTech”) deployment success. Third, our intense focus on the resident experience helps property owners differentiate their properties. Unlike traditional internet service providers that may be known for poor customer support, we aggressively manage support call wait times, first touch resolution metrics, and timeliness of dispatched technicians when in-person support is needed. Altogether, this contributes to the high-end amenity feel of the critical utility that is internet access.

The table below illustrates the economics to us and our customers for each of our solutions based on a hypothetical 250-unit property:

Managed Service	Elauwit Financial Benefit	Network-as-a-Service

$250,000	Design & Network Install Revenue	$18,750
One-Time(1)		One-Time

$67,500	Elauwit Managed Service Fee	$135,000
Per-Year		Per-Year

$42,500	Estimated Elauwit Incremental Gross Profit	$105,000
Per-Year		Per-Year

N/A	Capital Expenditure Outlay	$250,000
		One-Time

N/A	Est. Average Internal Rate of Return (IRR) %(4)	~35.0%
		Per-Year

60.0%	Estimated Elauwit Incremental Gross Margin	75.0%
Per-Year		Per-Year

Managed Service	Property Owner Financial Benefit	Network-as-a-Service

$255,000	Retail Revenue to Property Owner	$255,000
Per-Year		Per-Year

$187,500	Estimated Property Owner NOI Increase(2)	$120,000
Per-Year		Per-Year

45.0%	Estimated Internal Rate of Return (IRR) %(4)	N/A
Per-Year

$3,125,000	Estimated Property Value Increase(3)	$2,000,000
Per-Property		Per-Property
(1)	We expect to recognize one-time gross margin contribution of $62,500 on design and network installation for our Managed Services solution.
(2)	Represents an estimate of the increase in net operating income (total revenue minus operating expenses other than interest and tax expense) a property owner would realize based on management’s experience with past customers. We estimate the NOI improvement for property owners could be up to 200 to 300 basis points.
(3)	Represents the estimated property value increase for customers resulting from the applicable service provided assuming a capitalization rate of 6%.
(4)	Internal rate of return (IRR) % is unlevered.

Market Trends

We believe the multifamily property sector in the United States is increasingly transitioning from a long reliance on legacy common carriers offering direct Internet subscriptions to their residents to property owners deploying new fiber and WiFi networks in their properties and selling Internet services directly to their residents via Managed Services providers like Elauwit.

We believe this is especially true in the new construction market. We believe a very large majority of the larger multifamily developments are now routinely constructed using the services of a Managed Services provider like Elauwit to design, install, and manage a built-in private fiber and WiFi network from which property owners sell residential Internet access services from day one. In addition, our own experience suggests that conversions of existing properties to privately managed networks can be accelerated via the type of conversion-focused solutions we bring to the market.

The sustained rise of remote work, online education, and smart home technologies are the fundamental drivers of these accelerating trends, and lead inexorably to the fact that high-speed, high-quality Internet access is now seen as being an absolute requirement for virtually every apartment resident in the U.S.

Our Market Opportunity

Through our own market research using the CoStar database and others, we have identified, by company and contact details, approximately 2,950 property companies owning approximately 11.5 million units across approximately 40,800 US properties that we believe represent our target market. All of these companies have multifamily and/or student housing portfolios of 500 units or more according to the CoStar data.

We further estimate that these 11.5 million units are likely spending over $8 billion annually on Internet access service, using the US nationwide average of approximately $70 per month per household spent on Internet access.

Based on our industry knowledge, customer discovery, and marketing efforts with multifamily property companies over the last several years, we believe virtually all of these owners, properties, and units are addressable by us and available to take our services over the next five to seven years.

We believe we have a well-balanced mix of internal and strategic vendor resources and key proprietary network design and installation processes that can scale across multiple, simultaneous projects. We plan to continue to leverage our longstanding relationships with property owners to expand our business.

Pipeline

Since relaunching in 2022, we have seen the pipeline for our services develop rapidly. The market for our services is large and growing as property owners seek technology enhancements to entice tenants and increase net operating income. We define our pipeline as opportunities that we estimate can begin generating revenue for us within the next 24 months, based on management’s estimates and experience in this industry. We have one pipeline, which contains both Managed Service and Network-as-a-Service opportunities. We will not always know which product offering will move forward for a given opportunity until closer to contracting. As specific opportunities are generated from our Network-as-a-Service offering, these are and will be tracked in our total pipeline.

An opportunity is first added to our pipeline when one of our representatives has an introductory call about the opportunity with a third party. We refer to these as early-stage opportunities. The second stage of our pipeline consists of what we consider “near-term” opportunities, when (i) a design has been requested for a project; (ii) a design proposal has been delivered for a project; (iii) the project is being negotiated between the project ownership group or its subcontractors and us; or (iv) the project has been verbally awarded to us and we are finalizing a written contract for the project. After a contract for a project is signed, the project is no longer in our pipeline and is instead considered part of our backlog.

As of March 20, 2026, our total pipeline tops 120,600 units, representing approximately $120 million of potential network construction revenue and an estimated $26 million in annual recurring revenue, if we were able to successfully complete all of these opportunities. Within our pipeline we continue to deepen relationships with existing customers, as well as drive new logo acquisition, the latter now representing approximately two thirds of our pipeline. Furthermore, the portfolio holdings of ownership groups represented in our pipeline totals over 2.3 million units, providing us with meaningful expansion opportunity.

We do not have any contracts with customers for opportunities in our pipeline, and there can be no assurance that we could achieve any or all of these opportunities. We are a relatively new business with limited long-term win-loss data on project submissions and do not have a reasonable estimated win rate for projects in the early stage of our pipeline. However, based on our historical experience and management’s estimates and experience in this industry, we estimate our win rate on second-stage pipeline projects in which we respond to an RFP for a new customer or new property ownership group is approximately 25%. We estimate our win rate on RFPs with existing customers or direct sales to property ownership groups with whom we have an existing relationship is higher than 25%. Because many of our projects are subject to the timeline of new construction, which is outside of our control, we cannot predict an exact timeline for generating revenue for each opportunity in our pipeline; however, based on our historical experience we would expect to begin to generate revenue for most opportunities in the second stage of our pipeline within the next 18 months. Pipeline opportunities could be prevented from converting into sales if we are not able to remain competitive in developing our proposals or executing on our backlog, if there is a slowdown in new construction for multifamily projects, if we are unable to access adequate capital to deploy for Network-as-a-Service buildouts or to develop our direct sales and marketing team, if our potential customers prefer a business model other than what we offer, or if our proposed service is viewed unfavorably compared to our competitors.

Strong Fundamental Demand from Residents

New data from the 2024 NMHC and Grace Hill Renter Preferences Survey Report shows that Internet connectivity shapes renters’ leasing decisions and living experience.

Since 2013, the NMHC and Grace Hill Renter Preferences Survey Report has offered a comprehensive exploration of contemporary renter sentiments and the priorities shaping the rental housing landscape. Over time, the biennial report has provided the multifamily industry with some important benchmarks about the features, amenities and services that renters not only value but view as critical to their experience at a property. The ranking of these features and amenities can serve as a guidepost for housing providers when designing new communities and renovating existing communities, both in terms of what they must include and what they could perhaps do without.

One of the most apparent takeaways when we look back at the historical data is how important features and amenities related to Internet connectivity continue to be to renters. Amongst the many criteria prospective residents consider when choosing their apartment homes, connectivity remains a major consideration. Residents expect ease of access and consistency when it comes to Internet access, and as the majority will not rent without this ease and consistency, these features and amenities fall in the “must-include” category for most housing providers.

Presented here is the connectivity data from the 2024 version of the survey, which includes responses from more than 172,000 renters nationwide. Beyond looking at topline figures, we also conducted additional analysis including historical survey responses to uncover demographic trends related to the battery of questions asked surrounding connectivity.

High-Speed Internet and Reliable Cell Reception Top Renters’ Overall Wish Lists

Out of more than 80 features and amenities covered in the survey, high-speed internet and reliable cell reception have consistently ranked as top apartment features and community amenities for renters across the numerous iterations of the survey.

For 2024, 90% of respondents were either interested or would not rent without high-speed internet—making that the third highest ranking apartment feature this year after air conditioning and in-unit washer/dryer.

While residents rely on internet connectivity for a variety of communication and entertainment purposes, the rise of remote work has also underscored the importance of connectivity. Of all respondents in the survey, 52% said they work remotely some or all of the time, and of those who do, 70% either work remotely every day or several days a week.

While many work from their apartments, shared workspaces in community common spaces are also becoming a prominent amenity for today’s renter. And unsurprisingly, always-on and secure WiFi in those shared workspaces is critical. Of those respondents who said they would be interested in using a shared workspace on a remote workday, 92% said free WiFi was very important or absolutely essential.

Residents Expect High Quality Connectivity from Move-In

Convenience and ease of access are also important to residents. The share of respondents either interested in or would not rent without community-wide WiFi increased from 54% in 2022 to 59% of respondents in 2024. Interest increased for every income bracket, with the largest increases coming from the lowest and the higher income brackets—from 58% to 65% for those with household incomes over $200,000 per year and from 56% to 62% for those making less than $25,000 per year.

Roughly two-thirds (67%) of respondents reported interest in pre-installed WiFi, up from 62% two years prior. The greatest interest came from those over 65 years of age, 77% of whom reported being interested or not willing to rent without pre-installed WiFi.

Forty-six percent of respondents said they had checked their mobile connection while touring rental homes. Separately, 47% considered it somewhat or very important to connect to a property’s WiFi while touring rental homes or community spaces.

Forty-eight percent of all respondents say a connectivity certification like a WiredScore or ROVR Score would positively influence their decision to lease a rental home, offering them some independent assurance of the quality of connectivity.

Eighty-seven percent of respondents think it either very important or absolutely essential to have internet service available immediately on move-in. For those who worked remotely at least some of the time, 61% thought it absolutely essential to have immediate access. Age was another key determinant, with 56% of those between 25 and 34, 58% of those between 35 and 44, and 57% of those between 45 and 54 reporting it was absolutely essential to have immediate access to Internet service.

Renters Show Increasing Interest in Managed WiFi Amid Growing Demand for Seamless Connectivity

When taken together, results from the survey indicate that renters increasingly expect a seamless connectivity experience both within their individual unit as well as throughout their apartment community.

This expectation can be effectively met by managed WiFi—a system where residents are connected to the same secure internet system both in their unit and throughout the community—as well as providing immediate access to internet upon move-in, a feature renters overwhelmingly expressed was important to them.

Our Service Offerings

Elauwit’s business model centers on installing and managing carrier-grade fiber networks under long-term contracts with property owners. Through these arrangements, property owners transition from traditional providers to Elauwit’s advanced systems at lease-end dates. Elauwit’s infrastructure delivers superior internet services, which property owners monetize by billing tenants at retail rates, earning a spread over Elauwit’s wholesale fees. This arrangement drives recurring revenue for Elauwit while enhancing the value of the properties it serves.

We have two primary business models, Managed Services and Network-as-a-Service. Key revenue streams for each model include:

●	For our Managed Services model, where the property owner purchases the network and engages Elauwit to onboard, operate, and maintain the network:
o	One time Design, Engineering, Equipment, and Installation Revenue,
o	Monthly Service Fees based on the total number of units in the property, generally for a contract term of five years, which are routinely renewed, and
o	Change-Order Revenue for landlord-directed network moves, adds, and changes.
●	For our Network-as-a-Service model, where we fund and own the installed network on the property:
o	Design Fees: One-time fees for designing and engineering the network.
o	Monthly Service Fees based on the total number of units in the property, which is higher than our Managed Services model given that we have funded the network, and generally for a contract term of seven to eight years which we believe will have the same routine renewal aspect that our Managed Services contracts have exhibited.

Service Delivery

Elauwit contracts for the installation and delivery of a 10 Gbps carrier-grade, symmetric fiber circuit to each property, generally selecting from among several alternative carriers in the property’s area. Additionally, Elauwit offers the option to add a back-up fiber circuit on a unique path for redundancy. We are increasingly finding property owners valuing this option out of focus on the resident experience.

We then deploy WiFi-6 access points throughout the premises, including all individual units and common areas. This network architecture provides both wired and WiFi access in each unit and property offices, and seamless internet access for residents, property staff, and smart building systems via the property-wide WiFi network. Key features include:

●	Generally, 1 Gbps symmetrical wired connectivity in each unit, and generally up to 500 Mbps WiFi connectivity in each unit.
●	The WiFi network is partitioned such that each resident gets their own bandwidth, password, and security as if it was a physically dedicated network for each resident, with their own passwords and security.
●	We provide 24/7 Tier 1 customer support for both residents and property staff via our multi-year relationship with a well-known international Business Process Outsourcing (“BPO”) that prides itself on creativity and flexibility. Their work in this regard has allowed us to enable this frontline support team with more tools than a typical internet service provider (“ISP”), increasing our one-call resolution capabilities.
●	We have in-house Tier 2 and 3 engineering personnel which handles advanced troubleshooting and issue resolution responsibilities.
●	Finally, we balance onsite maintenance and support via in-house technicians in markets where we have density of deployed service and third-party field service resources everywhere else.

Customers

Elauwit has built robust relationships with a variety of property ownership and development groups. Relationships span from merchant builders, such as Hanover Company, to long-term holders, such as Elme Communities. In between are a number of ownership groups active in new construction with a long-term hold investment approach, such as JBG Smith and Thompson Thrift. The benefit of such diverse relationships is a steady stream of both new construction and retrofit network build projects.

Each property Elauwit serves represents a unique customer, as each property is held in a distinct legal entity. As of December 31, 2025, Elauwit had 122 customers, compared to 83 customers as of December 31, 2024. However, some customers are controlled by common ownership groups. As of December 31, 2025, no single ownership group controlled more than 15% of customers served by Elauwit. Furthermore, six ownership groups controlled five or more customers served by Elauwit, representing 57 total customers. As of December 31, 2024, five ownership groups controlled five or more customers served by Elauwit, representing 42 total customers.

Our revenue and customer concentration are driven by network construction activities. At a given time, our revenue could be concentrated among one or multiple ownership groups, primarily due to the recognition of network construction revenue, which comprises a significant portion of our expected revenue on a project. Following the construction of a network, the recurring revenue we recognize over the remaining term of a contract does not comprise a material portion of our revenue. As a result, our revenue and customer concentration may fluctuate from time to time based on the frequency of our network construction activities.

Geographically, these relationships have taken Elauwit across the continental U.S. Certain markets have been more active for Elauwit’s business, primarily the Southeast, Florida, Texas, and greater DC metro markets as these markets have experienced population growth in recent years. As of December 31, 2025, we have provided services in 27 states.

Employees

As of December 31, 2025, we had 34 total employees, of which 33 were full-time employees.

Strategy and Target Market

Elauwit’s growth strategy is two-fold:

1.	Organic Growth: Increasing our Managed Services and Network-as-a-Service units under management by accelerating both our new-build contract wins and our portfolio-level contract wins in our target market, and
2.	Opportunistically Executing Accretive Acquisitions: There have been several mergers and acquisitions among Managed Services providers in the last two years. The supply of acquisition candidates has to date come primarily from smaller companies seeking to scale up by joining together under the umbrella of a Private Equity firm. We believe this trend will continue because there are significant synergies to be gained at scale, and there is a corresponding lack of investment capital to allow smaller companies to compete on their own. We maintain an active dialog with potential acquisition companies and their PE firm sponsors, where applicable, operating in our sector.

Our organic growth target market is the 2,950 US companies we have identified with existing property and in-development portfolios of 500 units or more which, taken together, represent over 50% of the total apartment units in the US, over 90% of the new-build market, and over 95% of the units in complexes of 100 units or more overall. Our target customer base is relatively fragmented as well: no single company owns more than 1% of the total units, while the middle 1/3rd (approximately 1,000 companies) owns approximately 40% of all units. Companies in that middle 1/3rd have property portfolios ranging between 2,500 and 10,000 units.

New-Build Property Market

Our target customers for our Managed Services business – which is generally the most popular business model for new-build properties - are the developers and owners building 350,000 units’ worth of new multifamily properties per year in the US. Virtually all larger new property developments in the U.S. provide publicly available information very early in their development cycle and are tracked in CoStar and other databases with a very high level of detail.

Based on our experience, we believe a large majority of new development projects in the U.S. with 100 units or more now mandate a Managed Services approach for their residential Internet services. We also believe that a majority of these projects source Managed Services providers via a competitive RFP process to start, and– increasingly, directly from a trusted provider they have worked with previously.

We selectively enter RFP processes where we believe:

●	our experience, quality, and service reputation will make us competitive,
●	we believe our standard pricing and terms will be competitive, and where

●	the developer is an existing client or a potential long-term, multi-property client.

We believe our win rate in these competitive processes is in the top three of all Managed Services providers we compete against regularly.

Based on our experience in Elauwit 1.0 and now with our additional cumulative successes winning RFP processes and building quality systems, we are increasing the number of new-build clients in our portfolio for whom we have become a preferred or sole supplier for all their new-build projects, thus winning Managed Services projects “automatically” versus via RFPs.

Existing Property Market

We created our Network-as-a-Service business model specifically for the existing property market where we believe its features are especially appealing.

Large multifamily and student housing properties in the US have historically been very precisely financed with a variety of restrictive debt and equity layers, incentives, and management structures, which taken together do not easily permit the allocation of the new capital required to install a new Internet access and WiFi network.

Our Network-as-a-Service offering, where we provide all of the capital to engineer, purchase, and install the property’s new network, overcomes this barrier.

Our primary sales strategy to date for the existing property market has been executive-level networking, outreach, and hands-on selling directly to owners and C-level decision makers of our target property companies. We believe this strategy has and will continue to be successful because:

1.	Based on our experience, the buying decision for our type of service is made by owners and/or a small group of C-level executives in the company.
2.	Favorable word-of-mouth and positive referrals from existing customers have been shown to be key decision-making factors both in our sector as well as in many other categories of products and services catering to the multifamily property market.
3.	We believe building confidence and trust in our abilities is a critical factor in our customers’ purchase decision, and we further believe this is best done via our own executive leadership.
4.	Our long and successful track record in the industry has given our executive leadership positive relationships with many influential owners and C-level executives in the sector, and thus favorable referrals and networking opportunities into their peers at our other prospect companies.
5.	Concentrating our sales efforts on portfolio companies rather than the property-by-property approach taken by many of our competitors allows us to grow our business at much lower cost and in much larger increments for each successful sale.

Competitive Landscape

1.	Direct Competitors

Elauwit faces competition from both incumbent ISPs which are generally the legacy common carriers in each local and other Managed Services ISPs similar to Elauwit.

o	Incumbent ISPs such as Comcast, AT&T, and Spectrum typically provide services directly to the residents of multifamily properties with little or no involvement of the property owner. Their service offerings are generally dependent upon the type, age, and condition of their connecting network adjacent to the property and thus can vary widely. In addition, carriers such as these have historically negative customer service performance and reputations.
o	Managed Services ISPs, including companies similar in size and scope to Elauwit (Pavlov Media, Single Digits, WhiteSky, and Aerwave for example) offer similar value propositions as ours but may lack Elauwit’s portfolio-level services offerings, nationwide execution capability, our customer satisfaction record, or our extensive experience in the industry. We most often see these types of competitors when pursuing new-build opportunities as virtually all of these projects now mandate a Managed Services approach, and a majority of new construction developers initially source their Managed Services partner via a competitive RFP process.
2.	Substitutes

While Elauwit’s solutions are specialized, property owners and tenants may consider substitutes such as:

o	Direct-to-Tenant ISP Contracts: Tenants individually contract with ISPs, but this model often results in inconsistent service quality for residents, a lost potential income stream for the property owner, and limited property owner control over infrastructure.
o	Mobile Internet Providers: Mobile carriers offering high-speed 5G services (e.g., Verizon, T-Mobile) could serve as an alternative, particularly for residents seeking portable connectivity solutions. However, mobile services are generally less cost-effective for property-wide implementations and lack our reputation for top-notch support.
o	Do-It-Yourself Networks: Some property owners may attempt to design and manage their own networks. These efforts often fall short due to lack of experience and the technical complexity and high costs involved.
3.	Potential New Entrants

The high-growth nature of this market is attracting interest from new players, particularly in the following categories:

o	Real Estate Technology Firms: Companies expanding from property management software into connectivity solutions as part of an integrated PropTech ecosystem. While these companies may be strong players in the PropTech ecosystem, they do not have Elauwit’s experience or expertise in delivering the infrastructure necessary for our target customers.
o	Global ISPs: International players may look to enter the U.S. market, targeting multifamily housing as a growth segment.

Competitive Strengths

1.	Portfolio-Level Service Offerings: We have created a set of contractual features and service offerings that are especially tailored to multi-property ownership groups. Based on our experience to date, we believe these types of features are generally not available from or promoted by our competitors. Among these features are our Network-as-a-Service offering, which is especially designed for owners of existing properties whose financial structuring makes it difficult or unattractive to for them to provide the up-front network capital. Based on our experience to date, we believe a large majority of existing properties within multi-property ownership groups fall into this category.
2.	Proven Expertise: Our managements’ experience in Elauwit 1.0 which grew to over 250 properties and 150,000 users served has given us a deep understanding of the market, a high-quality reputation, and extensive contacts within the property ownership community.
3.	Scalable Model and National Footprint: Although multifamily properties differ in size, shape, and geography, we have designed our services offerings such that they can be delivered and supported in the continental U.S., and for virtually any property type with 100 or more units within a typical footprint and configuration. We believe this all-U.S. capability gives us an extra advantage with metaproperty owners who operate in more than one U.S. region.
4.	Design and Technology: We work with landlords to maximize the long-term value of their property by installing the optimum current technologies given their budgets, but also by using easily upgradeable technologies that will adapt gracefully to both increased demand and new applications.
5.	Resident Satisfaction: Based upon our knowledge and belief, we consistently achieve higher resident satisfaction ratings than our competitors, in part because new residents do not have to schedule and wait for an installation appointment.
6.	Management Team: Our Executive Chairman, Chief Executive Officer, and President are all recognized industry pioneers and leaders, with each having now served with Elauwit 1.0 and Elauwit 2.0 with a combined 70 years of experience.
7.	Strong Industry Reputation: Elauwit 1.0 grew through its reputation for execution and top-notch support. While traditional ISPs are notorious for poor customer service, Elauwit has prided itself on its resident experience focus. We aim to raise the bar on what a multifamily resident should expect from their ISP – shorter hold times (our average answer time is 34 seconds), more nimble support (four support channels across talk, text, email, and chat), and faster issue resolution (on average, greater than 80% of our 2,300 monthly ticket volume is solved with the first touch).
8.	Customer Relationships: Strong, long-term relationships with property owners and developers that have proven essential for securing contracts.

Intellectual Property

Our intellectual property portfolio is limited to the exclusive right to use the tradename “Elauwit” and the service marks, domain names and goodwill associated therewith, which are owned by Mr. McDonough, our Executive Chairman.

Regulatory Compliance

Currently, management is not aware of any direct or proposed FCC regulation of its business, however, the potential for change is always present. Proposals from the FCC in recent years, such as its ‘anti-bulk’ proposal, illustrate the potential for change, but have not come to fruition due in large part to the negative consumer impact. If an ‘anti-bulk’ proposal were approved, property owners of multifamily housing properties would not be able to enter into bulk billing agreements with network service providers for a property.

At the state and local level, management is not aware of any direct regulation of its business model, but is aware of two instances of regulatory action applicable to its customer, the property owner, in the states of Colorado and Massachusetts that would impact its standard operating model. In Colorado, for third-party services, property owners can only charge a markup or fee in an amount that does not exceed 2% of the amount that the property owner was billed by the third-party or a fee in an amount that does not exceed $10 per month, whichever is greater. If we were to expand to areas with this type of regulation, our revenue could be negatively impacted.

Available Information

We make available free of charge on our website, www.investors.elauwit.com, all materials that we file electronically with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC. We have not incorporated by reference into this Form 10-K the information included, or that can be accessed through, our website and you should not consider it to be part of this Form 10-K. The SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below and elsewhere in this Annual Report on Form 10-K, which could materially and adversely affect our business, results of operations or financial condition. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may materially affect our business, results of operations, or financial condition. If any of these risks occur, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Business

We have a history of losses, expect to continue to incur losses in the near term and may not achieve or sustain profitability in the future.

We have incurred significant losses since our inception. We experienced net losses of approximately $4.2 million during the year ended December 31, 2025 (“the twelve months ended December 31, 2025”) and $3.5 million during the year ended December 31, 2024 (“the twelve months ended December 31, 2024”). We expect our capital expenses and operational expenses to increase in the future due to investing in network construction activities and, therefore, our operating losses will continue or even increase at least through the near term. Our sales cycle is long, and a substantial amount of time could pass between when we begin the process of deploying our network for a project and when we are able recognize revenue or realize gross margin contributions from the project. Furthermore, to the extent that we are successful in increasing our customer base, we will also incur increased expenses to meet the demand of our customers. You should not rely upon our past results as indicative of future performance. We may not reach profitability in the near future or at any specific time in the future. If and when our operations do become profitable, we may not sustain profitability.

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

Under our network service participation agreements with Endurance Opportunities I LLC (“Endurance Opportunities”), if Endurance Opportunities’ interest in a network service agreement is still outstanding 24 months after the service activation date under the network service agreement, Endurance Opportunities has the option to require us to repurchase all outstanding principal and accrued and unpaid interest and fees due with respect to Endurance Opportunities’ pro rata interest in the network service agreement. If we were to default on our obligations under our outstanding debt arrangements, the counterparties may have the right to our assets. We could be required to dispose of material assets or operations to meet our debt service and other obligations, and the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. If we were to otherwise attempt to sell material assets or operations, the foregoing encumbrances may limit our ability to dispose of material assets or operations. In the event that the counterparties enforced their rights to our assets, we may have to discontinue our business, and our investors could lose all or a part of their investment in us.

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

We have a relatively short operating history, which makes it difficult to evaluate our business and future prospects. Our business has been in existence only since December 2019. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including those related to:

●	market acceptance of our current and future services;
●	our ability to compete with other companies offering similar products and services;
●	our ability to adapt to rapid technological advancements;
●	our ability to effectively market our services and attract new customers;
●	the amount and timing of expenses, particularly expenses related to the installation of our Network-as-a-Service solutions, and expenses related to the maintenance and expansion of our business, operations and infrastructure;

●	our ability to control costs, including our expenses;
●	our ability to manage organic growth;
●	changing regulatory environments and costs associated with compliance; and
●	general economic conditions and events.

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

Given our relatively limited operating history, we have historically earned most of our revenue from a limited number of ownership groups. During the twelve months ended December 31, 2025, three ownership groups accounted for approximately 48% of our total revenue. During the twelve months ended December 31, 2024, three ownership groups accounted for approximately 36% of our total revenue. As of December 31, 2025, four ownership groups accounted for approximately 59% of our accounts receivable balance. As of December 31, 2024, two ownership groups accounted for approximately 65% of our accounts receivable balance. Revenue from a single ownership group may comprise a material portion of our revenue at a certain point in time, primarily due to the timing of recognizing network construction revenue for a project, which comprises a significant portion of the Company’s expected revenue on a given project. This concentration of revenue from ownership groups leaves us exposed to the risks associated with the loss of one or more of these significant ownership groups as customers, which would materially and adversely affect our revenue and results of operations. If these ownership groups were to significantly reduce their relationship with us, or in the event that we are unable to replace the revenue through the provision of our services to additional ownership groups, our financial condition and results from operations could be negatively impacted, and such impact could be significant.

Our Network-as-a-Service project deployments require significant investment that may adversely affect our near-term net income and results of operations.

Our overall revenue may be irregular given the nature of our Network-as-a-Service project deployments as compared to the more predictable revenue we generate when units are activated. If we are not successful in deploying our Network-as-a-Service solutions, we may experience lower than expected revenues. In addition, we expect the implementation of our Network-as-a-Service solutions will require significant investment, and the investments we must make could result in lower gross margin and higher expenses in the near-term. These investments may adversely affect our near-term net income and results of operations, and we cannot assure you that they will ultimately be successful.

We could be directly or indirectly affected by potential regulatory changes to our industry and our financial condition, results of operations and business may be adversely affected.

The current regulatory environment for our Managed Services and Network-as-a-Service solutions is uncertain. We may be directly impacted by any federal or state regulation of our industry or indirectly impacted through any federal or state regulation that affects property owners. We are aware of state legislation in areas where we do not yet operate that could impact our revenue if we were to enter those markets. The legislation limits the markup or fee property owners can charge tenants for the services we provide and bill to property owners. In addition, any federal regulation related to bulk billing could limit our ability to effectively grow our business. If an ‘anti-bulk’ proposal were approved, property owners of multifamily housing properties would not be able to enter into bulk billing agreements with network service providers for a property, which would significantly adversely affect our business, financial condition and results of operations.

If we are unable to adapt to the speed of changes in wireless network infrastructure and anticipate market adoption of new technologies, our financial condition, results of operations and business may be adversely impacted.

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

We are exposed to risks related to the adoption and use of AI.

We are subject to various risks associated with the adoption and utilization of AI technologies by both our Company and our competitors. The inherent complexity and rapid evolution of AI technology may hinder our ability to effectively implement these capabilities, potentially leading to significant costs without corresponding benefits to our business or customer value. Our AI implementations may result in errors or unintended outcomes due to algorithmic flaws, inadequate training data, or inherent biases, which could expose us to liability and reputational damage. Additionally, we face competitive risks if our adoption of AI or other machine learning technologies is not done timely or as effective as that of our competitors. AI technology also presents unique challenges related to data privacy, cybersecurity, and ethical considerations, which could impact our business operations. The regulatory landscape is continuously evolving, with new laws and regulations being proposed or enacted in various jurisdictions. Compliance with these diverse requirements could increase our operational costs, and any actual or perceived regulatory violations could subject us to enforcement actions, penalties, and reputational harm. The combined effect of these interrelated risks could materially and adversely affect our business operations, financial condition, and competitive position.

The technologies or models we rely upon may undergo major updates or shifts while our AI features are already live in the market. Such updates could force us to retrain or redeploy our own AI systems at inopportune times, increasing our costs and delaying upgrades or product releases. Furthermore, AI vendors might unexpectedly discontinue certain features or stop supporting the version on which we depend. Any such mid-deployment disruption could result in downtime, diminished accuracy or usability, and ultimately damage our brand reputation and customer experience.

Use of AI-based chatbots, automated email systems, or virtual assistants to communicate with our customers and their residents creates a risk of generating inaccurate, misleading, or even non-compliant messages, especially if trained on incomplete or biased data. When automated interactions fail to handle customer needs or provide incorrect information, it can cause confusion and frustration, and may even give rise to disputes or legal liability. Reliance on AI to handle real-time customer communication may also reduce our ability to detect and correct errors quickly, exposing us to reputational harm if the customer experience deteriorates.

A number of larger, well-funded companies in the real estate and internet services industries are simultaneously investing in or building their own AI solutions. These organizations often possess more resources and larger datasets, giving them an inherent advantage in rapidly developing and refining powerful AI tools. Their scale can also allow them to enter the market more aggressively. If we cannot match the pace or sophistication of these bigger players, our competitive position and market share could be adversely affected, and we may face increased pressure to invest heavily in research and development or enter into less favorable partnerships to remain competitive.

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

We may be unable to attract new customers and maintain customer satisfaction with current customers, which could have an adverse effect on our business and rate of growth.

Our business and revenue growth is dependent, in part, on our ability to continuously attract and retain customers, and we cannot be sure that we will be successful in these efforts, or that customer retention levels will not materially decline. There are a number of factors that could lead to a decline in customer levels or that could prevent us from increasing our retaining customer levels, including but not limited to:

●	our ability to provide high level customer service;
●	our business performance and results of operations;
●	connectivity issues in the properties we serve;
●	issues with third-parties we rely on that result in harm to our reputation; and
●	issues in network construction activities and the deployment of our networks.

As a result of these factors, we cannot be sure that our customer levels will be adequate to maintain or permit the expansion of our operations. A decline in customer levels could have an adverse effect on our business, financial condition and results of operations.

We depend on our relationships with our manufacturers for certain materials necessary to provide our services.

We depend on close relationships with our manufacturers for hardware and other materials necessary to provide our services to customers. Our ability to purchase at competitive prices and terms results from the volume of our purchases from these manufacturers. We purchase a substantial amount of the hardware necessary to provide our services from one hardware manufacturer. If this manufacturer were to experience shortages or financial difficulties or charge increased prices due to inflationary pressures or tariff uncertainty, and we are unable to purchase our desired volume of hardware on the same or better terms, or at all, our revenue and ability to service our customers could suffer considerably. If products from this manufacturer were to decrease in availability or quality, we may have to find alternative sources for this hardware.

We believe that alternative sources exist for most of the materials we need to provide our services, and we would not expect the loss of any one manufacturer to have a material adverse effect on our business, financial condition, or results of operations, unless the materials we require were not available on comparable terms to our existing supply. If any of our manufacturers do not perform adequately or otherwise fail to supply the materials we need to provide our services, our inability to replace the manufacturers in a timely manner and on acceptable terms could increase our costs and could cause shortages or interruptions that could have a material adverse effect on our business, financial condition, and results of operations.

Because we purchase hardware and other materials, which are subject to cost variations related to commodity costs, inflationary pressures or tariffs, if we cannot pass along cost increases, our profitability would be negatively impacted.

If we are unable to consistently win competitive RFP processes, become a preferred or sole supplier for new-build projects, execute on our backlog, begin to increase our gross margins with newer customer relationships, access capital to deploy for Network-as-a-Service buildouts or support our sales and marketing teams, or capitalize on the opportunities in our pipeline, our financial condition, results of operations and business may be adversely impacted.

Many property development projects in the U.S. with 100 units or more now mandate a Managed Services approach for their residential Internet services. These projects increasingly source Managed Services providers through a competitive RFP process or directly from a trusted provider who the property owner has previously worked with. We selectively enter RFP processes where we believe our experience, quality, service reputation and standard pricing and terms will make us competitive, and the property owner is an existing customer or a potential long-term multi-property customer. We may submit RFPs or other offers for our services at rates that would result in relatively lower gross margin in order to remain competitive and/or initiate a relationship with a potential long-term multi-property customer. Our goal is to become a preferred or sole provider for property owners’ new-build projects, where we win Managed Services projects “automatically” instead of through an RFP process. We cannot provide any assurance that we will consistently win every RFP process we enter, become a preferred or sole supplier for new-build projects, execute on our backlog, begin to increase our gross margins with newer customer relationships, access capital to deploy for Network-as-a-Service buildouts or support our sales and marketing teams, or capitalize on the opportunities in our pipeline. If we are unable to do so, we may not be able to effectively grow our business, and our financial condition, results of operation and business may be adversely impacted.

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

Uncertain global economic and geopolitical conditions could adversely affect our business. Negative global and national economic trends, such as decreased consumer and business spending, high inflation, relatively higher interest rates for a prolonged period of time, national or regional armed conflicts, tariffs or the threat thereof, high unemployment levels and declining consumer and business confidence, pose challenges to our business and could result in declining revenue, profitability and cash flow. Additionally, we are subject to regional economic volatilities in the areas where we provide services. Unfavorable economic conditions may negatively affect demand for our services.

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

Our success depends, in large part, on the continued contributions of our executive officers. Although we are a party to employment agreements with our executive officers and a consulting agreement with Baron Hunter Group, LLC, pursuant to which services are provided to us through Mr. McDonough, we cannot assure you that each will remain with us for a specified period. In addition, our consulting agreement with Baron Hunter Group, LLC does not include a contractual restriction on Mr. McDonough’s ability to compete with us after the completion of the term of the consulting agreement. Although we have additional personnel that contribute to our business, the loss of any of these executives could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. Competitors who have lost key personnel have experienced reductions in service execution, network deployment and service quality. If we lose members of our senior management, this may significantly delay or prevent the achievement of our strategic objectives and adversely affect our operating results.

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

We depend on our employees, engineers and contractors to design, install and manage our solutions. We rely on access to competitive, local labor supply, including skilled and unskilled positions, to operate our business consistently and reliably. Increased immigration enforcement may reduce the number of available workers for projects, increase costs or lead to delays in projects. Any labor shortage, and any disruption in our ability to hire workers would negatively affect our operations and financial condition. If we experience a sustained labor shortage, we may need to increase wages to attract workers, which would increase our costs. Furthermore, if commodity prices for components that are used in our networks were to increase, including due to inflationary pressures or the impact of tariffs on prices, the availability of hardware used in our solutions and our ability to obtain supplies through our existing supply chain could be restricted and we may be unable to pass those increased costs on to our customers. If we are unable to do so, our gross margin would decline, and our financial results would be negatively impacted. To the extent our real estate developer customers are impacted by the same external and market factors as we are, their ability to commence new development projects will be similarly negatively impacted. If our customers are unable to continue developing new properties because of a slowdown in the new construction market or other external factors, our ability to grow our operating results and financial condition may be negatively impacted.

We may implement new lines of business or offer new services within existing lines of business, which may not meet the changing needs of property owners.

As an early-stage company, we may implement new lines of business at any time. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed and the needs of property owners are unknown. In developing and marketing new lines of business and/or new services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. We may not be successful in introducing new services or adapting to changing needs of property owners, industry trends or developments in technology, or those new products may not achieve market acceptance. As a result, we could lose business, be forced to price services on less advantageous terms to retain or attract customers, or be subject to cost increases, and our business, financial condition or results of operations may be adversely affected.

Damage to our reputation could negatively impact our business, financial condition and results of operations.

Our reputation and the quality of our brand are critical to our business and success with existing and future customers, and is critical to our success as we seek to develop new relationships with property owners. Any incident that erodes customer loyalty for our brand could significantly reduce its value and damage our business. We may be adversely affected by any negative publicity, including any publicity related to the restatement of our financial statements, regardless of its accuracy. Also, there has been a marked increase in the use of social media platforms and similar devices, including blogs, social media websites and other forms of internet-based communications that provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate and may disseminate rapidly and broadly, without affording us an opportunity for redress or correction.

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

Our competitors, many of whom are also our partners, include a variety of telecom operators, network operators, and tower companies, including AT&T, Spectrum, Comcast, Pavlov Media, Single Digits, WhiteSky and Aerwave, and local operators. These and other competitors may compete directly with us to provide internet, Managed Services or Network-as-a-Service to our target customers. Many of our competitors are substantially larger than we are and have substantially longer operating histories. Competitors who do not currently offer Managed Services or Network-as-a-Service solutions may have a competitive advantage if they enter our market due to their expanded capabilities. We may not be able to fund or invest in certain areas of our business to the same degree as our competitors. Many have substantially greater marketing budgets and other financial and personnel resources necessary to build networks for customers. Some also have greater name and brand recognition and a larger base of customers than we have. In addition, our competitors may provide services that we generally do not. Users that desire these services may choose to obtain them from a competitor rather than from us.

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

As of March 30, 2026, our executive officers and directors own shares representing approximately 48.9% of the voting power of our common stock. As a result, our executive officers and directors may have the ability to control the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger, other sale of our Company or our assets or significant acquisitions. This concentration of voting control will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. Our directors and executive officers owe a fiduciary duty to our stockholders and are legally obligated to act in good faith and in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, these individuals are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally. The concentration of voting power held by our executive officers and directors may adversely affect the market price of our common stock.

We have material weaknesses in our internal control over financial reporting, and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

At the time of the audit for the twelve months ended December 31, 2025 and 2024, we did not maintain effective controls over our internal control over financial reporting. Because we are a small company with few employees in our finance department, we had not documented our risk assessment or entity level controls, or formalized our review level controls. In addition, during the preparation of our financial close for the twelve months ended December 31, 2025, management identified errors in revenue recognition for certain network design and installation contracts, which were due in part to the inadequate design and implementation of internal controls and procedures to evaluate and monitor the accounting for the percentage-of-completion cost-to-cost input method for revenue recognition for these contracts. These errors resulted in the restatement of our previously issued unaudited condensed consolidated financial statements for the three months ended March 31, 2025, the three and six months ended June 30, 2025, and the three and nine months ended September 30, 2025. See Note 14, “Subsequent Events,” for additional information. There can be no assurance that management’s efforts to remediate these material weaknesses and control deficiencies will be successful. If we are unable to remediate these material weaknesses as a newly public company, our financial reporting may not be reliable and the market price of our common stock may be adversely affected.

If we are unable to remediate the identified material weaknesses or further implement and maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately and to prepare financial statements within required time periods could be adversely affected. Further, if we are unable to conclude that our internal control over financial reporting is effective, or, if and when required, our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial statements, the market price of our common stock could be adversely affected, our common stock could become subject to delisting and we could become subject to litigation or investigations by the stock exchange or exchanges on which our securities are listed, the SEC or other regulatory authorities, any of which could require additional financial and management resources.

Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of financial statements for prior periods.

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

After we are no longer an “emerging growth company,” we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to other companies, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

Our certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, or other employee to us or to our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, the certificate of incorporation or the bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and to have consented to the provisions of our certificate of incorporation described above. However, this provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. In addition, the Court of Chancery of the State of Delaware and the federal district courts will have concurrent jurisdiction for the resolution of any suit brought to enforce any duty or liability created by the Securities Act.

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

From time to time in the normal course of our business operations, we may become subject to litigation involving intellectual property, data privacy and security, labor and employment matters, consumer protection, service disruption or failure, the restatement of our financial statements, and commercial disputes and other matters that may negatively affect our operating results if changes to our business operations are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. In addition, insurance may not cover existing or future claims, be sufficient to fully compensate us for one or more of such claims, or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby adversely affecting our results of operations and resulting in a reduction in the trading price of our stock.

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

The trading price of our common stock has been highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our stock price is subject to wide fluctuations in response to a variety of factors, which include:

●	whether we achieve our anticipated corporate objectives;
●	actual or anticipated fluctuations in our quarterly or annual operating results;
●	changes in our financial or operational estimates;
●	our ability to implement our operational plans;
●	termination of the lock-up agreements executed in connection with our initial public offering or other restrictions on the ability of our stockholders to sell shares;
●	changes in the economic performance or market valuations of companies similar to ours; and
●	general economic or political conditions in the United States or elsewhere.

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

Nasdaq requires that the trading price of listed stock remain above $1.00 in order for the stock to remain listed. If a listed stock trades below $1.00 for more than 30 consecutive trading days, then it is subject to delisting from Nasdaq. In addition, to maintain a listing on Nasdaq, we must satisfy minimum financial and other continued listing standards, including those regarding minimum stockholders’ equity, minimum publicly available shares, director independence and independent committee requirements and other corporate governance requirements, as well as the obligation to timely file all required Exchange Act reports. If we are unable to satisfy these standards, we could be subject to delisting. In the event of a delisting, we would expect to take actions to restore our compliance with the listing standards, but we can provide no assurance that any action we take to restore our compliance would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the minimum bid price requirement, or prevent future noncompliance with the listing requirements.

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

As a public company, we incur significant legal, accounting and other expenses that are not incurred by private companies, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC and Nasdaq. Complying with these rules and regulations substantially increases our legal and financial compliance costs and makes some activities more time-consuming and costly than if we were a private company. As a public company, it is more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage year-over-year. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board or as our executive officers. The increased costs associated with operating as a public company decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our services. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and operating results.

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

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2026. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

We are committed to protecting the confidentiality, integrity, and availability of our systems and information. Our security program is intended to assess, identify, and manage risks from cybersecurity threats and cybersecurity is an integral part of our overall risk management program.

We utilize an endpoint detection and response solution to continuously monitor devices to detect, investigate and mitigate advanced cybersecurity threats in real time. We maintain processes to monitor, detect, and respond to cybersecurity threats across our environment, and as a part of this process, we maintain ongoing monitoring and configuration practices for appropriate coverage and responsiveness. Alerts and related activity are reviewed as part of our broader threat-monitoring and incident-response processes. We work with a third-party advisory service that advises and assists us in the implementation of our endpoint detection and response solution. We maintain a program designed to assess and manage the cybersecurity-related risks associated with our use of third-party service providers, which includes assessing System and Organization Controls 2 reports provided by such providers.

As of December 31, 2025, we have not identified cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, and financial condition. Like most organizations, we continue to face evolving cybersecurity risks, which we evaluate and manage through our established risk-management processes. Refer to the “Risk Factors” section contained in Item 1A of this Form 10-K for more information about cybersecurity-related risks.

Governance

Our Board, both directly and through the delegation of responsibilities to the audit committee, oversees our cybersecurity risk assessment and risk management programs as part of its broader oversight of enterprise risk. In particular, the audit committee assists the Board in its oversight of management’s responsibility to assess, manage and mitigate risks associated with our business and operational activities and to administer our various compliance programs, in each case including cybersecurity concerns. The audit committee and our Board receive periodic updates on cybersecurity matters from our President and Chief Technology Officer, who receives regular updates from our risk committee, an operational committee formed to oversee our risk management framework.

Management works with external service providers to advise and assist in the implementation of the endpoint detection and response solution and to identify and assess cybersecurity threats. Management, through our risk committee, the members of which are experienced in cybersecurity, network engineering and general telecommunications engineering, regularly identifies and reviews organizational risks; evaluates the effectiveness of internal controls and risk mitigation plans; oversees cybersecurity and data privacy risk management; monitors compliance with applicable legal, regulatory and contractual obligations; reviews incident reports; implements improvements to our cybersecurity posture; and reports key findings and recommendations to our executive leadership team, including our President and Chief Technology Officer. These activities form part of our ongoing processes for identifying, assessing, and managing cybersecurity risks across the organization.

We maintain incident response processes designed to support the timely identification, escalation, containment, and remediation of cybersecurity incidents, and test them through tabletop exercises as part of our cybersecurity risk management program. If cybersecurity incidents were to be deemed significant they would be escalated to management and, as appropriate, to the audit committee and the Board.

ITEM 2. PROPERTIES.

We lease approximately 5,950 square feet of office and warehouse space in Columbia, South Carolina, pursuant to a lease agreement that expires June 30, 2026. We believe this facility is adequate for the needs of our business.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may be a party to, or otherwise involved in, legal proceedings arising in the ordinary course of business. As of the date of this report, we are not aware of any proceedings, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock, par value $0.0001 per share, is traded on the Nasdaq Capital Market under the trading symbol “ELWT.” As of March 18, 2026, we had approximately 36 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, this number is not indicative of the total number of shareholders represented by these shareholders of record.

Dividends

We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our Board and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our Board deems relevant.

Unregistered Sale of Equity Securities

On January 6, 2025, we issued a simple agreement for future equity (“SAFE”) for $1.0 million in a transaction exempt from registration under Section 4(a)(2) of the Securities Act as a transaction not involving a public offering. Upon the closing of our IPO, the SAFE converted into 130,719 shares of common stock.

Use of Proceeds

On November 2, 2025, our registration statement on Form S-1 (File No. 333-289964) registering the sale of securities in the IPO became effective pursuant to Section 8(a) of the Securities Act. Upon completion of the sale of securities in the IPO, the IPO terminated. There has been no material change in the planned use of proceeds as described in the prospectus filed with the SEC on November 4, 2025, relating to the IPO.

Issuer Purchases of Equity Securities

Prior to the IPO, we entered into a put-call agreement with Baron Hunter Group, LLC (“Baron”) and Steele Creek Partners, LLC (“Steele”) as later amended (the “Put-Call Agreement”). Under the Put-Call Agreement, Baron and Steele were granted the right to sell to us up to $1.0 million in common stock at a discount of 10% below the IPO price. This right was exercisable for a period of 10 business days following the closing date of the IPO. On November 14, 2025, we repurchased 123,456 shares of common stock from each of Baron and Steele, pursuant to the Put-Call Agreement at a price of $8.10 per share. Shares repurchased during the fourth quarter of the twelve months ended December 31, 2025 were as follows:

Total number of
shares
	Total		purchased as
	number	Average	part of publicly	Maximum number of shares
	of shares	price paid	announced	that may yet be purchased
	purchased	per share	program	under the program
October 1, 2025 – October 31, 2025	—	$—	—	—
November 1, 2025 – November 30, 2025	246,912	8.10	—	—
December 1, 2025 – December 31, 2025	—	—	—	—
Total for the period	246,912	$8.10	—	—

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Elauwit Connection, Inc. (“Elauwit,” the “Company,” “we,” “our,” or “us”) for the twelve months ended December 31, 2025 compared to the twelve months ended December 31, 2024, and our financial condition as of December 31, 2025. This review should be read in conjunction with the accompanying consolidated financial statements and the related Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K and the “Risk Factors” discussed in Item 1A of this Form 10-K. Forward-looking statements in this review are qualified by the cautionary statement under the heading “Cautionary Note Regarding Forward-Looking Statements” contained at the beginning of Part I of this Form 10-K.

Business Overview

We are a customer-centric service provider of broadband Internet networks for the multifamily and student housing property sectors across the United States. Our managed WiFi networks provide property-wide Internet access for residents, guests, property management staff, and third-party technology vendors at each property we serve. We provide our service offering wholesale to REITs, property ownership groups, and property management companies, engaged in our target real estate sectors, who then offer the service to their residents.

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

Results of Operations

Comparison of Results of Operations for the twelve months ended December 31, 2025 compared to the twelve months ended December 31, 2024.

Key results for the twelve months ended December 31, 2025 include:

●	Topline revenue growth of 154% for the twelve months ended December 31, 2025. Last year was a breakout year for our business, based upon execution of robust contracting activity during the twelve months ended December 31, 2024.
●	Gross margin of 18.5% from primarily network construction activities. Over time, management expects our gross margin to increase dramatically, as higher margin recurring service fees constitute a growing share of revenues.
●	Operating expenses for the twelve months ended December 31, 2025 increased by 75.9% over the twelve months ended December 31, 2024, primarily driven by continued scaling of our network construction and operations teams.

●	Backlog as of December 31, 2025 was $34.0 million, compared to $34.8 million as of December 31, 2024.
●	Contracted units as of December 31, 2025 were 34,067, compared to 25,375 as of December 31, 2024.

Revenue

Revenue for the twelve months ended December 31, 2025 increased $13.1 million, or 154%, to $21.6 million compared to $8.5 million for the twelve months ended December 31, 2024. This increase was primarily due to an increase in revenue from our network design and installation services of $11.4 million compared to the twelve months ended December 31, 2024, driven by accelerated sales activities.

Cost of Revenue

Cost of revenue increased to $17.6 million for the twelve months ended December 31, 2025, compared to $7.3 million for the twelve months ended December 31, 2024. The increase in cost of revenue was due to increased levels of network design and installation service activities.

Gross Profit

Gross profit increased 244% to $4.0 million for the twelve months ended December 31, 2025 compared to $1.2 million for the twelve months ended December 31, 2024. Our gross margin for the twelve months ended December 31, 2025 was 18.5% compared to 13.7% for the twelve months ended December 31, 2024. The increase in gross profit and gross margin was due to increased levels of network design and installation service activities and economies of scale in these efforts.

Operating Expenses

Operating expenses were $7.7 million for the twelve months ended December 31, 2025 compared to $4.4 million for the twelve months ended December 31, 2024. The increase was driven by continued scaling of our network construction and operations teams, as well as expenses associated with our initial public offering and existence as a publicly traded company.

Operating Loss

Higher gross profit offset by higher operating expenses resulted in an increase in operating loss of $0.5 million to $3.7 million for the twelve months ended December 31, 2025 compared to $3.2 million for the twelve months ended December 31, 2024.

Interest Expense

Interest expense was $0.4 million for the twelve months ended December 31, 2025 compared to $0.3 million for the twelve months ended December 31, 2024. The increase was primarily driven by the increase in borrowings on related party indebtedness during the twelve months ended December 31, 2025. See Note 6, “Related Party Debt,” of the audited consolidated financial statements for the twelve months ended December 31, 2025 included in this filing (the “the twelve months ended December 31, 2025 financials”) for additional information.

Net Loss

Net loss increased $0.8 million to $4.2 million for the twelve months ended December 31, 2025 compared to $3.5 million for the twelve months ended December 31, 2024. The reasons for the increase in net loss are discussed above.

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

The following tables present a reconciliation of adjusted EBITDA to net loss (the most comparable GAAP measure) in accordance with GAAP for the twelve months ended December 31, 2025 and the twelve months ended December 31, 2024:

	Year Ended December 31,
	2025	2024
Net loss	$(4,228)	$(3,474)
Addback:
Income tax expense	—	1
Interest expense, net	353	255
Depreciation and amortization	27	17
EBITDA	$(3,848)	$(3,201)
Addback:
Change in fair value of SAFE liability	176	—
Stock-based compensation expense	—	—
Adjusted EBITDA	(3,672)	(3,201)

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

We define contracted units as the total number of individual units waiting to be built or in the process of being installed across the properties using our networks along with the individual units we currently serve. We believe this metric is useful to investors because it illustrates the total number of units we will serve once the construction process is complete.

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

We define billed units as the total number of individual units we are currently collecting revenue on across the properties using our networks. We believe this metric is useful to investors because it illustrates the total number of individual units we collect revenue on and can be tracked over time to show the reach of our networks. We believe it is more useful to compare total billed units as opposed to total customers or total subscribers because our revenue is more closely tied to the number of units we serve than the total number of customers or subscribers.

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

Liquidity and Capital Resources

As of December 31, 2025, the Company had cash and cash equivalents of approximately $6.2 million and net working capital of approximately $4.1 million. The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception, with an accumulated deficit of approximately $14.6 million as of December 31, 2025. During the year ended December 31, 2025, the Company used approximately $5.7 million in cash for operating activities.

These historical conditions previously raised substantial doubt about the Company’s ability to continue as a going concern. On November 6, 2025, the Company completed its initial public offering, raising gross proceeds of approximately $15.0 million, remediating this substantial doubt about the Company’s ability to continue as a going concern.

Management expects operating losses and negative cash flows to decrease over time as the Company scales its operations and grows its revenue base. In evaluating the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued, management considered the Company’s current liquidity position, including net proceeds from the offering, forecasted cash flows reflecting the anticipated improvement in operating results, and the ability, if necessary, to reduce discretionary spending and other operating costs to preserve liquidity. Based on this assessment, management has concluded that the Company’s current liquidity position and expected cash flows are sufficient to fund operations for at least the next twelve months, and that substantial doubt about the Company’s ability to continue as a going concern does not exist as of the date these financial statements are issued.

Liquidity

Our primary liquidity requirements are for working capital, debt repayment, and Network-as-a-Service project deployment. Although income taxes are not currently a significant use of funds, after the benefits of our net operating loss carryforwards are fully recognized, they could become a material use of funds, depending on our future profitability and future tax rates. Our liquidity needs have been met primarily through equity offerings and related party loans.

As of December 31, 2025, we had approximately $6.2 million in cash and cash equivalents and as of December 31, 2024, we had approximately $0.3 million in cash. During the twelve months ended December 31, 2025 and December 31, 2024, we used net cash in operating activities of $5.7 million and $3.9 million, respectively. As of December 31, 2025 we had a working capital surplus of $4.1 million, whereas on December 31, 2024 we had working capital deficit of $2.5 million. Key drivers of our working capital position have been, and continue to be, network construction receivables and deferred revenue.

Capital Resources

On November 6, 2025, we closed our initial public offering and sold the underwriters 1,667,000 shares of common stock for gross proceeds of approximately $15.0 million, before deducting underwriting discounts and commissions and other offering expenses. On November 24, 2025, we closed on the partial exercise of the underwriters’ over-allotment option to purchase 68,989 shares of common stock for additional gross proceeds of approximately $0.6 million. See Note 1, “Organization and Nature of Operations,” for additional information.

As of December 31, 2025 and December 31, 2024, we had long-term debt of $2.0 million and $3.4 million, respectively.

On April 12, 2024, we issued a promissory note to Motherlode, LLC (“Motherlode”) for $1.0 million as part of an agreement to repurchase and retire Series Seed Preferred Shares previously issued to Motherlode. See Note 6, “Related Party Debt,” and “Certain Relationships and Related Party Transactions” for additional information.

We have financing arrangements with Endurance Financial LLC (“Endurance Financial”), the manager of Endurance Opportunities I LLC (“Endurance Opportunities”), and Endurance Opportunities. On March 1, 2025 and March 25, 2025, we issued commercial promissory notes to Endurance Financial in exchange for $1.0 million in total, that have a term of 18 months and 221 days, respectively, and on November 12, 2024, we issued a commercial promissory note to Endurance Opportunities in exchange for $0.3 million, that has a term 18 months, using certain account receivables as collateral for each of the commercial promissory notes (the “Endurance Notes”). The purpose of these facilities was to support our working capital position. On April 1, 2024 we entered into a Fixed Rate Loan Agreement with Endurance Opportunities for $1.0 million to refinance previously held long-term debt (the “Fixed Rate Loan Agreement”). On November 7, 2025, we paid off the outstanding principal and interest of the Fixed Rate Loan Agreement and the Endurance Notes, thereby satisfying these obligations in their entirety. See Note 6, “Related Party Debt,” for additional information.

During the twelve months ended December 31, 2024 and the twelve months ended December 31, 2025, we entered into various participation and agency agreements with Endurance Opportunities pursuant to which Endurance Opportunities provided us with the financing necessary to support our Network-as-a-Service product offerings under certain network service agreements (the “NSAs”). During the twelve months ended December 31, 2024 and the twelve months ended December 31, 2025, we financed $1.2 million and $0.3 million, respectively, from Endurance Opportunities, and as of December 31, 2025, the NSAs had a balance of $1.3 million. See Note 6, “Related Party Debt,” for additional information.

On January 6, 2025, we entered into a SAFE agreement with an investor, pursuant to which we received an aggregate amount of $1.0 million. See Note 9, “SAFE,” for additional information.

Cash Flow Analysis

Operating Activities

Net cash used in operating activities was $5.7 million for the twelve months ended December 31, 2025, compared to $3.9 million for the twelve months ended December 31, 2024, primarily driven by the scaling of our network construction and network operations platform.

Investing Activities

Net cash used by investing activities was $0.0 million for the twelve months ended December 31, 2025, compared to net cash provided of $0.3 million for the twelve months ended December 31, 2024, driven by cash acquired from our reverse capitalization with DeltaMax.

Financing Activities

Net cash provided by financing activities was $11.6 million for the twelve months ended December 31, 2025, compared to $3.6 million for the twelve months ended December 31, 2024, primarily driven by increased equity fundraising through the completion of the IPO.

Off Balance Sheet Arrangements

There were no material off-balance sheet arrangements as of December 31, 2025 and December 31, 2024.

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

Accounts Receivable, Unbilled Receivables, Network Financing Receivables and Allowance for Credit Losses

Trade accounts receivable are recorded at invoiced amounts, net of allowance for expected credit losses, and are unsecured and do not bear interest. Unbilled receivables and network financing receivables are presented net of allowances for credit losses. The Company estimates expected credit losses using an aging schedule method for trade accounts receivable and a historical loss rate method for unbilled receivables and network financing receivables. Effective October 1, 2025, the Company changed its estimation methodology for trade accounts receivable from a historical loss rate method to an aging schedule method, applied prospectively, as the growth of the receivable portfolio now supports a more granular estimate. The Company also considers qualitative factors, including current economic conditions and the credit profile of its customer base, in assessing whether adjustments to reserve rates are warranted at each reporting date. See Note 2, “Summary of Significant Accounting Policies,” for information on the Company’s allowance for credit losses.

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

Income Taxes

We account for income taxes using an asset and liability approach. Our provision for income taxes requires management to make significant estimates and judgments regarding the determination of deferred tax assets and liabilities, as well as the likelihood of realizing the benefits of positions taken in our tax returns. We evaluate our deferred tax assets each reporting period to determine whether a valuation allowance is necessary based on the weight of available evidence, including expectations of future taxable income. Actual results could differ from these estimates, which could have a material effect on our financial condition and results of operations.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies,” for information about recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ELAUWIT CONNECTION, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Elauwit Connection, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Elauwit Connection, Inc. (the “Company”) as of December 31, 2025, and the related consolidated statements of operations, statements of mezzanine equity and stockholders’ equity (deficit), and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Other Matter

The financial statements of the Company as of and for the year ended December 31, 2024 were audited by Freed Maxick P.C., who joined WithumSmith+Brown, PC on August 1, 2025, and issued an unmodified opinion on those statements dated April 7, 2025.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

Buffalo, New York

March 31, 2026

PCAOB ID Number 100

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Elauwit Connection, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Elauwit Connection, Inc. (the Company) as of December 31, 2024, the related consolidated statements of operations, changes in mezzanine equity and stockholders’ deficit, and cash flows for each of the year then ended and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Freed Maxick P.C.

We have served as the Company’s auditor since 2024.

Buffalo, New York

April 7, 2025

ELAUWIT CONNECTION, INC.

Consolidated Balance Sheets

(in thousands, except share and par value data)

	As of December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$6,154	$287
Accounts receivable, net of allowance for credit losses of $303 and $0, respectively	2,407	4,451
Inventories	1,004	1,606
Network financing receivable, current	213	67
Prepaid expenses and other current assets	550	258
Total current assets	10,328	6,669
Network financing receivable	1,078	446
Lease right-of-use assets, net	28	55
Net investment in lease	483	531
Other non-current assets	26	25
TOTAL ASSETS	$11,943	$7,726
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Deferred revenue, current	$2,886	$6,215
Accounts payable	1,813	1,914
Accrued expenses and other current liabilities	495	76
Operating lease liabilities, current	29	36
Related party debt, current	1,000	695
Related party payables, current	—	240
Total current liabilities	6,223	9,176
Related party debt, net of current	996	2,725
Related party payables, net of current	—	342
Deferred revenue, net of current	308	—
Operating lease liabilities, net of current	—	19
TOTAL LIABILITIES	7,527	12,262

Commitments and contingencies (see Note 11)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 100,000 and 577,067 authorized as of December 31, 2025 and December 31, 2024, respectively; none issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 14,900,000 shares authorized; 6,619,796 and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Class A common stock, $0.0001 par value, 0 and 7,000,000 shares authorized as of December 31, 2025 and December 31, 2024, respectively, 0 and 2,497,950 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Class B common stock, $0.0001 par value, 0 and 3,000,000 shares authorized as of December 31, 2025 and December 31, 2024, respectively, 0 and 2,502,050 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Stock subscription receivable	—	(30)
Additional Paid-in Capital	19,009	5,859
Accumulated deficit	(14,593)	(10,365)
Total stockholders’ equity (deficit)	4,416	(4,536)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,943	$7,726

See accompanying notes to consolidated financial statements.

ELAUWIT CONNECTION, INC.

Consolidated Statements of Operations

(in thousands, except share and per value data)

	For the years ended December 31,
	2025	2024
Revenues
Revenues	$21,618	$8,495
Cost of revenues
Cost of revenues	17,614	7,331
Gross profit	4,004	1,164
Operating expenses
General and administrative	7,513	4,300
Sales and marketing	178	81
Research and development	19	1
Total operating expenses	7,710	4,382
Operating loss	(3,706)	(3,218)
Other expense, net
Interest expense, net	(353)	(255)
Change in fair value of SAFE liability	(176)	—
Other income (expense)	7	—
Total other expense, net	(522)	(255)
Loss from operations before income taxes	(4,228)	(3,473)
Income tax expense	—	1
Net loss	$(4,228)	$(3,474)
Net loss per share, basic and diluted	$(0.80)	$(0.98)
Weighted average common shares used in computing net loss per share, basic and diluted	5,258,984	3,545,691

See accompanying notes to consolidated financial statements.

ELAUWIT CONNECTION, INC.

Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit)

(in thousands, except share data)

For the Years Ended December 31, 2025 and 2024

	Mezzanine Equity				Common Stock						Stockholders’ Deficit
	Series Seed Convertible		Series B Convertible				Class A		Class B		Additional		Stock	Total
	Preferred Stock		Preferred Stock		Common Stock		Common Stock		Common Stock		Paid-In-	Accumulated	Subscription	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Equity (Deficit)
Balance at December 31, 2023	250,000	$1,000	176,932	$2,382	2,800,206	$—	—	$—	—	$—	$625	$(6,891)	$(30)	$(6,296)
Issuance of Series B Convertible Preferred Stock	—	—	143,590	2,378	—	—	—	—	—	—	—	—	—	—
Issuance of Series B Convertible Preferred Stock to pay for services	—	—	6,545	108	—	—	—	—	—	—	—	—	—	—
Repurchase and retirement of Series Seed Preferred Stock, at cost	(250,000)	(1,000)	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of preferred and phantom stock into common stock and exchange at 4.11795 in connection with the reverse recapitalization	—	—	(327,067)	(4,868)	(2,800,206)	—	2,497,950	—	2,502,050	—	5,234	—	—	5,234
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,474)	—	(3,474)
Balance at December 31, 2024	—	$—	—	$—	—	$—	2,497,950	$—	2,502,050	$—	$5,859	$(10,365)	$(30)	$(4,536)

	Common Stock						Stockholders’ Equity (Deficit)

			Class A		Class B		Additional		Stock	Total
	Common Stock		Common Stock		Common Stock		Paid-In-	Accumulated	Subscription	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Equity (Deficit)
Balance at December 31, 2024	—	$—	2,497,950	$—	2,502,050	$—	$5,859	$(10,365)	$(30)	$(4,536)
Repayment of stock subscription receivable	—	—	—	—	—	—	—	—	30	30
Transfer and conversion of Class B Common Stock to Class A Common Stock	—	—	2,502,050	—	(2,502,050)	—	—	—	—	—
Transfer and conversion of Class A Common Stock to Common Stock	5,000,000	—	(5,000,000)	—	—	—	—	—	—	—
Initial public offering of common stock (1,667,000 shares issued at $9.00 per share, net of underwriting discounts and offering costs)	1,667,000	—	—	—	—	—	13,022	—	—	13,022
Exercise of over-allotment option	68,989	—	—	—	—	—	622	—	—	622
SAFE Conversion	130,719	—	—	—	—	—	1,176	—	—	1,176
Put-Right conversion	(246,912)	—	—	—	—	—	(2,000)	—	—	(2,000)
Warrants issued to underwriters	—	—	—	—	—	—	330	—	—	330
Net loss	—	—	—	—	—	—	—	(4,228)	—	(4,228)
Balance at December 31, 2025	6,619,796	$—	—	$—	—	$—	$19,009	$(14,593)	$—	$4,416

See accompanying notes to consolidated financial statements.

ELAUWIT CONNECTION, INC.

Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,228)	$(3,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Right of use asset amortization expense	27	17
Provision for credit losses	303	—
Change in fair value of SAFE liability	176
Issuance of Series B Preferred Stock for services	—	108
Changes in operating assets and liabilities:
Accounts receivable	1,741	(3,553)
Network financing receivable	(778)	(513)
Inventories	602	(1,450)
Prepaid expenses and other assets	(293)	(258)
Lease right-of-use lease liabilities payments	(26)	(17)
Net investment in lease	48	(531)
Accounts payable	(101)	1,523
Accrued expenses and other current liabilities	420	40
Deferred revenue	(3,021)	4,335
Related party payables	(582)	(98)
Net cash used in operating activities	(5,712)	(3,871)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from reverse recapitalization	—	250
Net cash provided by investing activities	—	250

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts	13,753	—
Exercise of over-allotment option, net of underwriting discounts	577	—
Payment of other deferred offering costs	(357)	—
Repurchase of shares under put option	(2,000)	—
Proceeds from related party debt	1,281	2,495
Repayment of related party debt	(2,705)	(1,294)
Proceeds from payment of stock subscription receivable	30	—
Proceeds from SAFE issuance	1,000	—
Proceeds from issuance of Series B stock	—	2,378
Net cash provided by financing activities	11,579	3,579
NET CHANGE IN CASH AND CASH EQUIVALENTS	5,867	(42)
CASH AND CASH EQUIVALENTS, beginning of year	287	329
CASH AND CASH EQUIVALENTS, end of year	$6,154	$287
SUPPLEMENTAL NON-CASH DISCLOSURE OF INVESTING AND FINANCING ACTIVITIES:
Lease liabilities arising from obtaining right-of-use asset	$25	$72
SAFE Conversion to equity at initial public offering	1,176	—
Conversion of Series A Convertible Preferred Stock for common stock in conjunction with reverse recapitalization	$—	$5,118
Phantom stock liability conversion as part of reverse recapitalization	$—	$116
Repurchase of Series seed stock for issuance of note payable	$—	$1,000
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for income taxes	4	2
Cash payments for interest	476	302

See accompanying notes to consolidated financial statements.

ELAUWIT CONNECTION, INC.

Notes to Consolidated Financial Statements

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

On September 13, 2024 (the “Closing Date”), Elauwit Connection, Inc., a Delaware corporation, incorporated in December 2019, (“Legacy Elauwit”) and DeltaMax, Inc. (“DeltaMax”), a privately-held Delaware corporation, consummated a merger transaction pursuant to which Legacy Elauwit was merged with and into the DeltaMax (the “Merger”), with DeltaMax being the legal successor or surviving corporation in the Merger (the “Closing”). As part of the Merger, DeltaMax changed its name to Elauwit Connection, Inc. On the Closing Date, Legacy Elauwit and DeltaMax consummated the Merger and the transactions contemplated thereby, including the issuance of 2,497,950 Class A shares and 2,502,050 Class B shares of common stock (the “Merger Shares”), which included 750,000 Class A shares to DeltaMax, with the remainder to the owners of Legacy Elauwit as a result of a 4.11795 share exchange. Additionally, a previous liability associated with Phantom Stock of $116 thousand was settled and exchanged for 102,948 Class A shares as a result of this transaction. Prior to the merger, DeltaMax was a non-operating shell company.

The Merger was accounted for as a reverse recapitalization of the Company because Legacy Elauwit has been determined to be the accounting acquirer under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 - Business Combinations. Under this method of accounting, DeltaMax is treated as the “acquired” company for financial reporting purposes. This determination was primarily based on holders of Legacy Elauwit capital stock comprising a relative majority of the voting power of the Company upon consummation of the Merger and will comprise the majority of the governing body of the Company, Legacy Elauwit’s senior management comprising the senior management of the Company, and Legacy Elauwit operations comprising the ongoing operations of the Company. Accordingly, for accounting purposes, the consolidated financial statements of the Company represent a continuation of the financial statements of Legacy Elauwit, with the exception of legal capital, with the Merger being treated as the equivalent of Legacy Elauwit issuing shares for the net assets of DeltaMax, accompanied by a recapitalization. As such, periods prior have common stock restated at the 4.11795 share exchange ratio of Legacy Elauwit shares for Merger Shares. The net assets of DeltaMax, which included only cash of $250 thousand, were recognized as of the Closing at historical cost, with no goodwill or other intangible assets recorded because the transaction did not constitute the acquisition of a business. Operations prior to the Merger are presented as those of Legacy Elauwit and the accumulated deficit of Legacy Elauwit has been carried forward after Closing. All issued and outstanding securities of DeltaMax upon Closing were treated as issuances of securities of the Company upon the consummation of the Merger.

After the Merger and looking forward, Legacy Elauwit’s product lines are the primary focus of the Company’s operations. Accordingly, the Company’s current activities primarily relate to Legacy Elauwit’s historical business which comprises the design and implementation of high-speed internet, video, and other technology solutions to ensure seamless connectivity for residents and tenants.

Initial Public Offering

On November 4, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Craig‑Hallum Capital Group LLC, as representative of the underwriters (the “Representative”), in connection with an underwritten public offering (the “Offering”) of 1,667,000 shares of common stock at a public offering price of $9.00 per share. The underwriters agreed to purchase the shares at a 7.0% discount to the public offering price, and the Company granted the Representative a 45‑day option to purchase up to an additional 250,050 shares of common stock to cover over‑allotments, if any. The Offering closed on November 6, 2025, and on November 24, 2025 the Company closed on the partial exercise of the Representative’s over-allotment option for an additional 68,989 shares of common stock. The remaining portion of the over- allotment option to purchase 181,061 shares of common stock expired unexercised upon the expiration of the 45-day option period. Gross proceeds from the Offering and the partial exercise of the over-allotment option were approximately $15.0 million and $0.6 million, respectively. The Company incurred offering expenses, inclusive of the underwriter discounts, of approximately $2 million, which were recorded as deferred offering costs and reclassified to additional paid‑in capital upon completion of the Offering (see Note 8 – Equity Offerings).

Pursuant to the Underwriting Agreement, the Company agreed to issue to the Representative, as a portion of the underwriting compensation payable to the Representative, warrants to purchase 116,690 shares of common stock (representing 7% of the number of shares of common stock sold in the Offering) (the “Representative’s Warrants”). In connection with the closing of the partial over-allotment option exercise on November 24, 2025, the Company also issued Representative’s Warrants to purchase up to 4,830 shares of common stock to the Representative. The Representative’s Warrants are exercisable at $10.35 per share, are initially exercisable 6 months after the effective date of the registration statement and expire on November 2, 2030 (see Note 8 – Equity Offerings).

SAFE Conversion

On November 6, 2025, upon the closing of the Offering, the SAFE liability automatically converted into 130,719 shares of common stock (see Note 9 – SAFE).

Put Right Conversion

During 2024, the Company entered into a Put-Call Agreement, which was amended in 2025 (the “Put-Call Agreement”), with Baron Hunter Group, LLC (“Baron Hunter”) and Steele Creek Partners LLC (“Steele Creek”), which governs certain rights between the Company and related parties regarding the purchase and sale of common Stock. Baron Hunter, of which Daniel McDonough, Jr., our Executive Chairman is the managing member, and Steele Creek, of which Barry Rubens, our Chief Executive Officer is the managing member, were granted the right to sell to Elauwit (the “Put Option”) up to $1.0 million in shares of common Stock at a discount of 10% below the offering price. On November 13, 2025, both Baron Hunter and Steele Creek exercised their respective Put Options. On November 14, 2025, the Company repurchased 123,456 shares of common Stock from each of Baron Hunter and Steele Creek at a price of $8.10 per share, resulting in total payments of $1.0 million to each of Baron Hunter and Steele Creek (see Note 8 – Equity Offerings).

Related Party Debt Payoff

On November 7, 2025, the Company repaid all outstanding principal and accrued interest related to the Endurance Loan (as defined below), the Endurance Business Loan (as defined below), the Endurance Promissory Note (as defined below), and the Second Endurance Promissory Note (as defined below), thereby satisfying these obligations in full. See Note 6 for additional information regarding these related party financing arrangements (See Note 6 – Related Party Debt).

Related Party Payables Payoff

On November 7, 2025, the Company repaid the outstanding principal and interest on the Management Agreement (as defined below) and the Deferred Compensation Agreement (as defined below), thereby satisfying these obligations in their entirety. See Note 7 for additional information regarding these related party payables (See Note 7 – Related Party Payables).

Going Concern

As of December 31, 2025, the Company had cash of approximately $6.2 million and net working capital of approximately $4.1 million. The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception, with an accumulated deficit of approximately $14.6 million as of December 31, 2025. During the year ended December 31, 2025, the Company used approximately $5.7 million in cash for operating activities.

These historical conditions previously raised substantial doubt about the Company’s ability to continue as a going concern. On November 6, 2025, the Company completed its initial public offering, raising gross proceeds of approximately $15.0 million, remediating this substantial doubt about the Company’s ability to continue as a going concern.

Management expects operating losses and negative cash flows to decrease over time as the Company scales its operations and grows its revenue base. In evaluating the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued, management considered the Company’s current liquidity position, including net proceeds from the offering, forecasted cash flows reflecting the anticipated improvement in operating results, and the ability, if necessary, to reduce discretionary spending and other operating costs to preserve liquidity. Based on this assessment, management has concluded that the Company’s current liquidity position and expected cash flows are sufficient to fund operations for at least the next twelve months, and that substantial doubt about the Company’s ability to continue as a going concern does not exist as of the date these financial statements are issued.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. All subsidiaries were dormant with no activities and were dissolved during 2024.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the consolidated financial statements of the Company as of December 31, 2025 and 2024.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management include assumptions used in estimates of future credit losses under the current expected credit loss impairment model, valuation of SAFE liability, revenue recognition, including cost estimates and percentage complete, provisions for income taxes and related valuation allowances and tax uncertainties. On an ongoing basis, management reviews these estimates and assumptions based on currently available information. Actual results could differ from these estimates.

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

Accounts receivable are subject to the risk that the Company’s customers will not pay the amounts due. The Company has established credit and collection policies to mitigate that risk. As of December 31, 2025, the Company had four customers that accounted for approximately 59% of the Company’s trade accounts receivable balance, comprising 29%, 17%, 8%, and 5%, respectively. During the year ended December 31, 2025, the Company had three customers that accounted for approximately 48% of the Company’s total revenues comprising 18%, 15%, and 15%, respectively.

As of December 31, 2024, the Company had two customers that accounted for approximately 65% of the Company’s accounts receivable balance. During the year ended December 31, 2024, the Company had three customers that accounted for approximately 36% of the Company’s total revenues.

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

The Company has one operating segment and one reportable segment. The Company identifies the Chief Operating Decision Maker (“CODM”) to be a group consisting of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”). The CODM reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The

Company’s principal operations are in the United States. The CODM utilizes and regularly reviews consolidated gross profit and loss from operations as measures of segment profit or loss. These measures enable the CODM to access the overall level of available resources and determine how best to deploy resources.

A reconciliation of total segment revenues to total consolidated revenues, which is the same as consolidated revenues as presented on the accompanying consolidated statements of operations, and of total segment gross profit and segment operating income (loss) which aggregates to total consolidated operating income (loss) from operations is as follows (in thousands):

	For the years ended December 31,
	2025	2024
Revenues	$21,618	$8,495

Less:
Cost of revenues	17,614	7,331
Segment gross profit	4,004	1,164

Less(1):
Segment compensation expenses (2)	3,565	2,095
Segment travel expenses (3)	369	228
Other segment expenses (4)	3,776	2,059
Segment operating loss	$(3,706)	$(3,218)
(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Compensation related expenses primarily include salaries and related payroll tax expenses.
(3)	Travel related expenses primarily include travel expenses.
(4)	Other segment expenses for each reportable segment includes all other operating expenses such as management fees, professional fees, insurance, rent and other.

The measure of segment assets is reported in the accompanying consolidated balance sheets as “Total assets.”

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less to be cash equivalents. As of December 31, 2025, cash equivalents consisted of money market funds. Money market funds are invested primarily in U.S. government securities and are recorded at fair value, which approximates cost due to their highly liquid nature and short maturities. The Company had no cash equivalents as of December 31, 2024.

The Company maintained $32 thousand of deposits in financial institutions in excess of federally insured limits of $250 thousand at December 31, 2025. The Company has not experienced any losses in such accounts and management believes it is not exposed to significant credit risk on its cash deposits.

Accounts Receivable, Unbilled Receivables, Network Financing Receivables and Allowance for Credit Losses

Trade accounts receivable are recorded at invoiced amounts, net of allowance for expected credit losses, if applicable, and are unsecured and do not bear interest. In addition, unbilled receivables and network financing receivables are derived from the allocation of contract consideration for services, such as network design and installation, recognized over time, which payment of such consideration received over the contract term, generally between one and several years. Unbilled and network financing receivables are presented net of allowances for credit losses. Unbilled receivables are generally billed within a few months subsequent to the balance sheet date. Network financing receivables are billed monthly in accordance with contract terms, generally over a period of five to seven years, concurrent with internet network services. Trade accounts receivable was $0.9 million as of January 1, 2024, unbilled receivables was $0 as of January 1, 2024 and network financing receivables was $0 as of January 1, 2024.

Network financing receivables represent amounts due from customers for network infrastructure designed, installed, and managed by the Company pursuant to network service agreements, billed monthly in accordance with contract terms generally over a period of five to seven years, concurrent with the delivery of internet network services. The majority of the Company’s network financing receivables are financed through participation and agency agreements with Endurance Opportunities (as defined below), under which the Company sells an undivided participation interest in the underlying network service agreement (see Note 6 — Related Party Debt). Because the Company retains a repurchase obligation under these arrangements, the network financing receivables remain on the Company’s balance sheet and the related financing is recorded as debt. The Company also has a limited number of self-financed network financing receivables for which no third-party financing has been obtained. The Company retains the credit risk associated with customer nonpayment on all network financing receivables, whether financed through Endurance Opportunities or self-financed.

Under the current expected credit losses (“CECL”) impairment model, the Company develops and documents its allowance for credit losses on trade accounts receivable, unbilled receivables, and network financing receivables. The Company applies different estimation methodologies depending on the nature of the asset class. For trade accounts receivable, the Company uses an aging schedule method, under which reserve percentages of 50%, 75%, and 100% are applied to invoices aged 91–120 days, 121–180 days, and over 180 days past due, respectively. Invoices aged 90 days or fewer are reserved at a de minimis rate supported by historical collection experience. For unbilled receivables and network financing receivables, the Company uses a historical loss rate method. No write-offs or credit losses have been recorded on unbilled receivables or network financing receivables since inception, resulting in a historical loss rate of zero; accordingly, no allowance has been recorded against these balances as of December 31, 2025 or 2024. The Company also considers reasonable and supportable current information in determining its estimated loss rates, such as external forecasts, macroeconomic trends or other factors including customers’ credit risk and historical loss experience. At December 31, 2025 and 2024, no macroeconomic factors were noted that would impact the Company’s expected credit losses.

Effective in the fourth quarter 2025, the Company changed its estimation methodology for trade accounts receivable from a historical loss rate method to an aging schedule method, accounted for prospectively as a change in accounting estimate. The change reflects a refinement in the Company’s measurement approach driven by the growth of the sales portfolio and the availability of more granular invoice-level aging data, which now support a more precise estimate of expected credit losses. The effect of this change for the year ended December 31, 2025 was to increase bad debt expense and the allowance for credit losses by approximately $0.3 million compared to what would have been recorded under the prior methodology.

The adequacy of the allowance is evaluated on a regular basis. Account balances are written off after all means of collection are exhausted and the balance is deemed uncollectible. Subsequent recoveries are credited to the allowance. Changes in the allowance are recorded as adjustments to provision for credit losses in the period incurred. At December 31, 2025, the Company recorded an allowance for expected credit losses of approximately $0.3 million, related entirely to trade accounts receivable. At December 31, 2024, the Company recorded no allowance for expected credit losses.

Inventories

The Company’s inventories are stated at the lower of cost or net realizable value, using specific identification method. The Company’s inventories consists completely of items procured but not yet assigned or shipped to a specific job site and finished goods inventory. Indirect costs relating to long-term contracts, which include expenses such as general and administrative, are charged to expense as incurred. During the year ended December 31, 2025, the Company recorded an inventory charge of approximately $0.3 million related to inventory consumed or otherwise disposed of, which was charged to cost of revenues. The Company had no material charges against inventory during the year ended December 31, 2024 and has not recorded an inventory reserve at December 31, 2025 and 2024.

Deferred Offering Costs

The Company allocates offering costs to the different components of the capital raise on a pro rata basis. Offering costs allocated to common stock are charged directly to additional paid-in capital.

The Company accounts for deferred offering costs in accordance with FASB ASC Topic 340, Other Assets and Deferred Costs, and Staff Accounting Bulletin Topic 5A. Deferred offering costs charged against additional paid-in capital during the year ended December 31, 2025, consisted primarily of legal, accounting, consulting, and underwriting fees directly attributable to the Company’s initial public offering.

Prior to the completion of the Offering, these costs were capitalized as deferred offering costs. Upon the closing of the Offering on November 6, 2025, the Company reclassified approximately $2.0 million of deferred offering costs to additional paid-in capital as a direct reduction of offering proceeds. The Company had no deferred offering costs as of December 31, 2024.

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

Once the Company determines that a financial instrument should not be classified as a liability, the Company determines whether the financial instrument should be presented between the liability section and the equity section of the audited consolidated balance sheets. The Company will determine temporary equity classification if the redemption of the financial instrument is outside the control of the Company (i.e. at the option of the holder). Otherwise, the Company accounts for the financial instrument as permanent equity.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Recognize revenue as the performance obligations are satisfied

Revenue related to network design and installation revenue stream is recognized over time as the Company’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced date. The best measure of progress toward completion for this performance obligation is costs incurred to date, as the Company has reliable information about the costs it expects to incur in total and the costs actually incurred and because it best depicts the transfer of control to the customer which occurs as it incurs costs on the contracts. For over time contracts using a cost-to-cost measure of progress, the Company has an estimate at completion (“EAC”) process in which the Company reviews the progress and execution of its performance obligations. This EAC process requires management’s judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Accordingly, the Company will use an input method of costs incurred to date relative to the estimated total costs to satisfy the performance obligation to record revenue.

Revenue related to wired/wireless internet services is recognized over time as the customer simultaneously receives and consumes the benefits provided by the Company’s performance as the Company performs. The best measure of progress toward completion for this performance obligation is the passage of time as the Company’s efforts are used evenly throughout the performance of the wired and wireless internet services performance obligation. Accordingly, the Company uses an input method of time (in days) elapsed to record revenue as the performance obligation is satisfied evenly over time as the same internet services are provided daily. Revenue will be recorded ratably over the contract term.

Revenue related to hardware and internet services maintenance is recognized over time as the customer simultaneously receives and consumes the benefits provided by the Company’s performance as the Company performs. This performance obligation is a stand-ready obligation in which the Company expects the customer to receive and consume the benefits of the hardware and internet services maintenance throughout the contract period. Accordingly, the Company uses an input method of time (in days) elapsed to record revenue. The Company notes that as this is a stand-ready obligation, the performance obligation is satisfied evenly over a period of time, and revenue will be recorded ratably over the contract term.

Costs to obtain contracts

The Company incurs incremental costs to obtain contracts with their customers for certain contracts, specifically sales commissions. These costs are initially capitalized and amortized over the contract term. As of December 31, 2025 and 2024, the Company had approximately $188 thousand and $148 thousand, respectively, of costs to obtain contracts capitalized which are presented within prepaid expenses and other current assets. The Company recognized approximately $32 thousand and $0 of amortization of costs to obtain contracts during the years ended December 31, 2025 and 2024, respectively, which is included in commissions expense in the accompanying consolidated statements of operations.

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

Deferred Revenue and Unbilled Receivables

The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on its audited consolidated balance sheets. Under typical payment terms for its contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms. For certain contracts, billings occur subsequent to revenue recognition, resulting in unbilled receivables. Under ASC 606, unbilled receivables constitute contract assets. For certain contracts, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to-date results in a contract liability.

Shipping and Handling Costs

Shipping and handling costs charged to customers are included in revenue, while all other shipping and handling costs are included in cost of revenues in the accompanying audited consolidated statements of operations. Shipping and handling costs were not material during the years ended December 31, 2025 and 2024.

Advertising and Marketing

Advertising and marketing costs are expensed as incurred and included in sales and marketing expense. Advertising and marketing costs were not material during the years ended December 31, 2025 and 2024.

Leases

Operating lease assets are included within lease right-of-use assets, net and operating lease liabilities are included in operating lease liabilities, current and operating lease liabilities, net of current on the consolidated balance sheets as of December 31, 2025 and 2024. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. Lease payments for short-term leases are recognized on a straight-line basis over the term of the lease. All other lease right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because the Company’s lease does not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

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

Share-Based Compensation

In November 2025, the Company adopted the Elauwit Connection, Inc. 2025 Stock Incentive Plan (the “Plan”). As of December 31, 2025, no awards had been granted under the Plan, and accordingly, no share-based compensation expense was recognized for the periods presented. The Company will account for future awards under the Plan in accordance with FASB Accounting Standards Codification Topic 718, Compensation—Stock Compensation.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2025 and 2024 no liability for unrecognized tax benefits was required to be recorded.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of operating expenses. There were no amounts accrued for penalties and interest as of December 31, 2025 and 2024. The Company does not expect its uncertain tax positions to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The Company had not yet filed its United States federal and state corporate tax returns for the year ended December 31, 2025, but will be filed prior to their extended due date. Net operating losses for these periods will not be available to reduce future taxable income until the returns are filed.

On July 4, 2025, the One Big Beautiful Bill (the “OBBB”) Act, which includes a broad range of tax reform provisions, was signed into law in the United States and the Company continues to assess its impact. The Company has evaluated the impact of the OBBB Act on its 2025 financial statements and determined that the legislation did not have a material impact on the Company’s income tax provision or effective tax rate for the year ended December 31, 2025. The Company currently does not expect the OBBB Act to have a material impact on its estimated annual effective tax rate in 2026.

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

Fair Value Measurements

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an ordinary transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

●	Level 1 — quoted prices in active markets for identical assets or liabilities;
●	Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable; and
●	Level 3 — inputs that are unobservable.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts in the consolidated balance sheets, primarily due to their short-term nature. Based upon current borrowing rates with similar maturities the carrying value of long-term debt, and related party loans payable approximates fair value. The estimated fair value of the Company’s SAFE liabilities were based on Level 3 inputs. See Note 9 - SAFE.

Recently Adopted Accounting Standards

In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid, among other amendments to enhance the effectiveness of income tax disclosures. The Company adopted this standard prospectively for the annual reporting period ending December 31, 2025. The adoption of ASU 2023-09 resulted in enhanced disclosure requirements but did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20) (“ASU 2024-04”), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. Adoption can be on a prospective or retrospective basis. The Company is currently evaluating the disclosure impact that ASU 2024-04 may have on its audited consolidated financial statement presentation and disclosures.

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

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The guidance clarifies, corrects errors in or makes other improvements to a variety of topics in the Codification that are intended to make it easier to understand and apply. The amendments apply to all reporting entities in the scope of the affected accounting guidance. The new guidance will become effective for the Company beginning on January 1, 2027, can be adopted using either a prospective or retrospective method, and early adoption is permitted. The Company early adopted this ASU for the year ended December 31, 2025 for Issue 10 relating clarifying the methods to account for stock retirements. ASU 2025-12 clarifies that deducting the entire excess of the repurchase price over par or stated value when shares are retired from additional paid-in-capital is explicitly permitted (See Note 8 – Equity Offerings). Management is currently evaluating the impact of the remaining issues of the new standard on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s audited consolidated financial statement presentation or disclosures.

Note 3. Revenue and Deferred Revenue

The following table provides the Company’s revenue disaggregated by revenue stream (in thousands):

	For the years ended December 31,
	2025	2024
Revenue:
Network design and installation	$18,796	$7,370
Internet network services and hardware and internet service	2,822	1,125
Total	$21,618	$8,495

Remaining performance obligations represent the transaction price of Company orders for which work has not been performed as of the end of a fiscal period and for contracts with substantive termination penalties. As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $34.0 million (which represents the amount of the Company’s backlog). $8.2 million of the backlog relates to the network design and installation performance obligations and $25.8 million relates to internet network services and hardware and internet services performance obligations. Additionally, $3.6 million of the Company’s backlog relates to jobs that are contracted but not yet started as of December 31, 2025. The Company estimates that approximately $13.4 million of the remaining performance obligations as of December 31, 2025 will be completed and recognized as revenue during 2026, with the remainder recognized between 2027 and 2032.

Changes in the Company’s deferred revenue balance for the years ended December 31, 2025 and 2024, respectively, were as follows (in thousands):

Balance as of January 1, 2024	$1,880
Additions included in deferred revenue as of end of period	6,182
Revenue recognized from opening balance	(1,847)
Balance as of December 31, 2024	$6,215
Additions included in deferred revenue as of end of period	2,457
Revenue recognized from opening balance	(5,478)
Balance as of December 31, 2025	$3,194

Deferred revenue balances primarily consist of customer deposits and billings in excess of revenue related to the Company’s network design and installation performance obligations. As of December 31, 2025, the Company’s deferred revenue balance of $3.2 million was classified as $2.9 million in current liabilities and $0.3 million in non-current liabilities in the accompanying consolidated balance sheets. The non-current portion represents the value of operating expense buydown commitments with remaining performance periods extending beyond twelve months. As of December 31, 2024, all of the Company’s deferred revenue balances were reported as current liabilities.

Changes in the Company’s network financing receivable balance for the years ended December 31, 2025 and 2024 were as follows (in thousands):

Balance as of January 1, 2024	$—
Additional unbilled revenue recognized	550
Amounts billed during the period	(37)
Balance as of December 31, 2024	$513
Additional unbilled revenue recognized	887
Amounts billed during the period	(109)
Balance as of December 31, 2025	$1,291

Note 4. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	As of December 31,
	2025	2024
Trade accounts receivable	$1,997	$3,663
Unbilled receivables	713	788
Allowance for credit losses	(303)	—
Accounts receivable, net	$2,407	$4,451

Trade accounts receivable was $0.9 million as of January 1, 2024 and unbilled receivables was $0 as of January 1, 2024. Trade accounts receivable represent amounts billed to customers for services rendered and network infrastructure installed. Unbilled receivables represent revenue recognized in excess of amounts billed to customers, primarily related to the allocation of contract consideration for network design and installation services recognized over time. As of December 31, 2025, the Company had unbilled receivables of approximately $0.7 million, which are expected to be billed within the next twelve months.

As of December 31, 2025, the Company recorded an allowance for credit losses of approximately $0.3 million related to trade accounts receivable based on the aging schedule methodology described in Note 2. No allowance for credit losses was recorded as of December 31, 2024. See Note 2 for additional information regarding the Company’s allowance for credit losses methodology and the change in estimation approach effective for the year ended December 31, 2025.

Note 5. Leases

Lessee

For the years ended December 31, 2025 and 2024, operating lease expense was $56 thousand and $19 thousand, respectively. For the years ended December 31, 2025 and 2024 the Company had a short-term lease expense of $58 thousand and $7 thousand, respectively. For the years ended December 31, 2025 and 2024 the company had variable lease expense of $23 thousand and $4 thousand, respectively.

The lease liability is based on the present value of its unpaid minimum lease payments over the lease term, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the incremental borrowing rate which is the rate the Company pays to borrow on a collateralized basis.

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases, as of December 31, 2025:

Weighted average remaining lease term (in years) - operating leases	0.50
Weighted average discount rate - operating leases	6.5%

South Carolina Office Lease Agreement

On January 1, 2023, the Company initially entered into a lease for Suite 130 of 1700 Alta Vista Drive in Columbia, SC in which the initial term was January 1, 2023 through December 31, 2023. At the end of the initial lease term (December 31, 2023), the lease became a month to month lease in which either party (the Company or the lessor) could terminate the lease at any time with 30 days’ notice. The Company leased this space on a month to month basis for six months until June 30, 2024. On May 31, 2024, the Company entered into a new lease with the same lessor for the original Suite 130 and an additional space, Suite 140. The term of the new lease is from July 1, 2024 to June 30, 2026. Total rent is $3,150 per month from July 1, 2024 to June 30, 2025 and $3,276 per month from July 1, 2025 to June 30, 2026.

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

Future lease payments for all lease obligations for the following fiscal year and thereafter are as follows (in thousands):

Operating Lease
Years ending December 31:
2026	29
Total minimum lease payments	$29
Less effects of discounting	—
Present value of future minimum lease payments	$29

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

The Company had net investment in sales-type leases for the year ended December 31, 2025 of $0.5 million.

The table below reconciles the undiscounted cash flows to be received to the net investment in sales-type leases recorded in the consolidated balance sheets (in thousands):

2026	102
2027	102
2028	102
2029	102
2030	102
Thereafter	163
Total minimum lease payments	$673
Less: unearned interest	(190)
Net investment in sales-type leases	$483

Interest income recognized on lease arrangements is included in interest expense, net, on the consolidated statements of operations, and is presented below (in thousands):

	For the years ended December 31,
	2025	2024
Lease income - sales-type leases	$52	$47
Total lease income	$52	$47

Note 6. Related Party Debt

The Company’s related party debt consisted of (in thousands):

	For the years ended December 31,
	2025	2024
Related Party Debt, current:
Endurance Loan	$—	$222
Motherlode Promissory Note	196	185
Network Service Agreements	804	288
Related Party Debt, current	$1,000	$695

Related Party Debt, net of current
Endurance Loan	—	741
Motherlode Promissory Note	$490	$683
Network Service Agreements	506	1,051
Endurance Business Loan	—	250
Related Party Debt, net of current	$996	$2,725

Apogee Telecom Promissory Note (December 6, 2019)

On December 6, 2019 the Company entered into a promissory note (the “Apogee Promissory Note”) with Apogee Telecom, Inc., a Texas Corporation (“Apogee”), a related company connected from a board member and shareholder of the Company, where Apogee loaned $0.8 million, to the Company in exchange for the Apogee Promissory Note. The Apogee Promissory Note had a maturity date of November 30, 2026 and bears interest at 10.0%, compounded annually. No principal or interest payments were due until December 31, 2021, at which point principal and interest were paid in equal monthly installments of $19 thousand. As part of a stock repurchase agreement, this was paid off in its entirety on April 12, 2024 (see Note 8). As of December 31, 2025 and 2024, the Apogee

Promissory Note had no remaining balance. During the years ended December 31, 2025 and 2024, the Company incurred no interest expense. Subsequent to April 12, 2024, Apogee is no longer a related party of the Company.

Apogee Telecom Installment Payment Agreement (February 28, 2023)

On February 28, 2023, the Company entered into an installment payment agreement (the “Apogee Installment Payment Agreement”) with Apogee, whereas Apogee provided hardware and peripheral equipment related to the Company’s primary services. Per the Apogee Installment Payment Agreement the Company owed a principal balance of $0.4 million, which was to be paid in installments over a term of twenty three months. The Apogee Installment Payment Agreement had a maturity date of December 31, 2024, and bore interest at 12.0%, compounded annually. As of December 31, 2025 and 2024, the Apogee Installment Payment Agreement had no remaining balance. As part of a stock repurchase agreement in 2024, this was paid off in its entirety on April 12, 2024 (see Note 8). During years ended December 31, 2025 and 2024 the Company did not recognize any interest expense. As noted above, subsequent to April 12, 2024, Apogee is no longer a related party of the Company.

Endurance Loan (April 1, 2024)

On April 1, 2024 the Company entered into a fixed rate loan agreement (the “Endurance Loan”) with Endurance Opportunities I LLC (“Endurance Opportunities”), a related party controlled by Endurance Financial LLC (‘Endurance Financial’), which is an entity controlled by certain of the Company’s directors and members of management. Under the agreement, Endurance Opportunities loaned $1.0 million to the Company in exchange for the Endurance Loan. The Endurance Loan had a maturity date of May 1, 2029 and bore interest at 18.0%, compounded annually. Monthly payments were required under the Endurance Loan of $15 thousand through October 2024 and $19 thousand, thereafter through maturity. During the years ended December 31, 2025 and 2024, the Company incurred $103 thousand, and $107 thousand of interest expense, respectively, which is recognized in interest expense in the audited consolidated statements of operations. In connection with the Offering, the Endurance Loan was fully settled prior to December 31, 2025. As of December 31, 2024, the Endurance Loan had a balance of approximately $1 million.

Motherlode Promissory Note (April 12, 2024)

On April 12, 2024 the Company entered into a promissory note (the “Motherlode Promissory Note”) with Motherlode, LLC (“Motherlode”), where Motherlode loaned $1.0 million, to the Company in exchange for the Motherlode Promissory Note. The Motherlode Promissory Note has a maturity date of April 30, 2029 and bears interest at 6.0%, compounded annually. During the term of the Motherlode Promissory Note, the Company is to pay monthly installments of $19 thousand. During the years ended December 31, 2025 and 2024, the Company incurred $50 thousand and $42 thousand of interest expense, respectively, which is recognized in interest expense in the audited consolidated statements of operations. As of December 31, 2025 and 2024, the Motherlode Promissory Note had a balance of $0.7 million and $0.9 million, respectively. Subsequent to April 12, 2024, Motherlode is no longer a related party of the Company.

Network Service Agreements

The Company has entered into a certain network service agreement (the “Network Service Agreements” or the “NSAs”) with various customers, pursuant to which the Company will perform or has performed the design, installation, and management of a telecommunications network for the customer in financed project amounts ranging from $50 thousand to $550 thousand (the “Project Financing”). During the years ended December 31, 2025 and 2024, the Company financed $0.3 million and $1.2 million, respectively. The Company notes $0.5 million of the amount financed during 2024 relates to the sales-type lease (see Note 5). As of December 31, 2025 and 2024, the NSAs had a balance of $1.3 million and $1.3 million, respectively. As of December 31, 2025, repayments on these agreements are made monthly for $28 thousand.

As part of each Project Financing, the Company sold an undivided interest in the NSA, to Endurance Opportunities, and interest shall accrue at a rate of 16.5% per annum, with respect to any payments owed to Endurance Opportunities by the Company, or advances owed to Endurance Opportunities by the Company, not made when due. In exchange, for the financing, the Company and Endurance Opportunities have entered into various participation and agency agreements (the “Participation and Agency Agreements), whereby Endurance Opportunities is granted an undivided participation interest entitling Endurance Opportunities to receive payments in relation to each respective NSA. At any time the Participation and Agency Agreement is outstanding, the Company shall have the right to repurchase Endurance’s interest at par value, with par meaning all outstanding principal, unpaid interest, and fees. If Endurance Opportunities’ interest under these Participation and Agency Agreements remains outstanding twenty four (24) months after the service activation date under each respective NSA, Endurance Opportunities shall have the option to require repurchase by the Company of Endurance Opportunities’ interest, at par value. As a result at December 31, 2025, certain of the network financing arrangements are fully classified as current due to this provision. Interest expense related to these network service agreements are presented net of interest income received from network financing receivables, which accrues interest income at the same rate as the NSAs.

Endurance Business Loan (November 12, 2024)

On November 12, 2024, the Company entered into a fixed rate loan agreement (the “Endurance Business Loan”) with Endurance Opportunities, a related party, where Endurance Opportunities loaned $0.3 million to the Company. The Endurance Business Loan had a maturity date of May 2026 and bore interest at 16.5% per year. During the years ended December 31, 2025 and 2024, the Company incurred $34 thousand and $6 thousand of interest expense, respectively, which is recognized in interest expense in the audited consolidated statements of operations. In connection with the Offering, the Endurance Business Loan was fully settled prior to December 31, 2025. As of December 31, 2024 the Endurance Business Loan had a balance of approximately $0.3 million.

Endurance Promissory Note (March 1, 2025)

On March 1, 2025, the Company entered into a fixed rate loan agreement (the “Endurance Promissory Note”) with Endurance Financial, where Endurance Financial loaned $0.5 million to the Company. The Endurance Promissory Note had a maturity date of eighteen months and bore interest at 16.5%. Quarterly payments of interest were required with outstanding principal amount of the loan due on the maturity date. During the year ended December 31, 2025 the Company incurred $69 thousand of interest expense which is recognized in interest expense in the consolidated statements of operations. In connection with the Offering, the Endurance Promissory Note was fully settled prior to December 31, 2025.

Second Endurance Promissory Note (March 25, 2025)

On March 25, 2025, the Company entered into a fixed rate loan agreement (the “Second Endurance Promissory Note”) with Endurance Financial, where Endurance Financial loaned $0.5 million to the Company. The Second Endurance Promissory Note had a maturity date of ninety days and bore interest at 16.5%. Monthly payments of interest were required with outstanding principal amount of the loan due on the maturity date. During the year ended December 31, 2025, the Company incurred $50 thousand of interest expense, which is recognized in interest expense in the audited consolidated statements of operations. On July 7, 2025, the Second Endurance Promissory Note was modified to extend the term of the note an additional 90 days, to September 25, 2025. All other provisions of the loan remained the same. The debt modification was deemed not substantive and was accounted for as a debt modification. On September 24, 2025, the Second Endurance Promissory Note was modified to extend the term of the note to October 31, 2025. All other provisions of the previously modified loan remain the same. The debt modification was deemed not substantive and was accounted for as a debt modification. In connection with the Offering, the Second Endurance Promissory Note was fully settled prior to December 31, 2025.

As of December, 31, 2025 future minimum principal payments on all related party debt, excluding accrued interest amounts, were as follows (in thousands):

Future Minimum
Years ending December 31:	Principal Payments
2026	$535
2027	552
2028	565
2029	294
2030	50
Total future payments	$1,996

Note 7. Related Party Payables

Management Agreement (December 6, 2019, was not renewed post 2022)

On December 6, 2019 the Company entered into a management agreement (the “Management Agreement”) with Elauwit Connection, LLC, a Wyoming limited liability company (“Elauwit LLC”), a related party, that was dissolved in October 2024, whereby certain key persons of Elauwit LLC, provided management services to manage all aspects of the Company, subject to supervision and oversight by the Company’s board of directors (the “Board”). The key persons (“Key Persons”) who supervised all services include the Executive Chairman and the Chief Executive Officer of the Company. In consideration of the services provided by the Key Persons, the Company paid Elauwit LLC a sum of $45 thousand per month during the initial year of the Management Agreement, subject to potential annual increases and other compensation, as determined by the Board. The term of the agreement was three (3) years commencing on December 1, 2019 and terminated on November 30, 2022. Beginning in December 2020, the Key Persons elected to defer portions of their consideration. On August 20, 2024, as part of the Deferred Compensation Agreement, defined below, the Company agreed to pay the Key Persons $0.5 million, at an interest rate of 3.25%, on cumulative balances owed. During the years ended December 31, 2025 and 2024, the Company incurred $11 thousand, and $17 thousand of interest expense, respectively, which is recognized in interest expense in the consolidated statements of operations. As of December 31, 2025 the deferred compensation had been repaid in full with the Offering in November 2025. As of December 31, 2024, the Deferred Compensation Agreement had a balance of $0.5 million, respectively.

Subsequent to November 30, 2022, the Company continued making payments under an informal agreement to same Key Persons. During both years ended December 31, 2025 and 2024, the Company incurred expenses of $345 thousand and $335 thousand, respectively, included in general and administrative expenses on the consolidated statements of operations.

Deferred Compensation Agreement (August 20, 2024)

On August 20, 2024 the Company entered into a deferred compensation agreement, as amended (the “Deferred Compensation Agreement”) with certain executives of the Company, whereby the executives, deferred a certain portion of their salaries. The deferred salaries bore interest of 3.25%, on all cumulative balances outstanding as of February 1, 2022. The Company agreed to pay each of the executives $2.5 thousand per month and there was no fixed maturity date. For the years ended December 31, 2025 and 2024, the Company incurred $3 thousand and $4 thousand of interest expense, respectively, which is recognized in interest expense in the consolidated statements of operations. As of December 31, 2025, the Deferred Compensation Agreement had been repaid in full with the Offering in November 2025. As of December 31, 2024, the Deferred Compensation Agreement had a balance of $0.1 million.

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

Initial Public Offering

On November 4, 2025, the Company entered into the Underwriting Agreement with the Representative, for the Offering of 1,667,000 shares of common stock at a public offering price of $9.00 per share. The underwriters agreed to purchase the shares at a 7.0% discount to the public offering price. The offering closed on November 6, 2025, resulting in gross proceeds of approximately $15.0 million. On November 24, 2025, the Company closed the sale of an additional 68,989 shares of common stock, representing the partial exercise of the Representative’s 45-day over-allotment option, resulting in additional gross proceeds of approximately $0.6 million. In total, the Company issued 1,735,989 shares of common stock in the offering for aggregate gross proceeds of approximately $15.6 million, before deducting underwriting discounts and commissions and other offering expenses. After deducting underwriting discounts and commissions of approximately $1.3 million and other offering costs of approximately $0.7 million, the Company received net proceeds of approximately $14.0 million. The underwriting discounts, commissions, and other offering costs were recorded as a reduction of additional paid-in capital.

Pursuant to the Underwriting Agreement, the Company issued to the Representative warrants to purchase an aggregate of 121,520 shares of common stock (representing 7% of the total shares sold in the Offering, including shares sold upon partial exercise of the over-allotment option). The Representative’s Warrants are exercisable at $10.35 per share, are initially exercisable six months after the effective date of the registration statement, and expire on November 2, 2030. The issuance of the Representative Warrants is in the scope of FASB ASC 718. Under FASB ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. Further, the issuance of the Representative Warrants should be accounted for as an offering cost in accordance with Staff Accounting Bulletin Topic 5A, Expenses of Offering, since the Representative Warrants are deemed to be underwriters’ compensation. The Company estimated the fair value of the 121,520 Representative Warrants to be approximately $0.33 thousand or $2.72 per share. Accordingly, $0.33 thousand has been recorded as a deferred offering cost, with a corresponding increase in additional paid-in capital. The Company established the initial fair value for the Representative Warrants on their issuance using a Black-Scholes option pricing model. The primary assumptions used in the valuation of Representative Warrants were (i) a weighted average stock price of $7.20, (ii) exercise price of $10.35, (iii) weighted average term of 5 years, (iv) volatility of 50.5% and (v) discount rate of 3.75%. At December 31, 2025 there are 121,520 warrants outstanding for common stock. There were no warrants outstanding at December 31, 2024.

Put Right Settlement

In connection with the Put-Call Agreement, Baron Hunter and Steele Creek were each granted the right to sell to the Company up to $1.0 million in shares of common stock at a price of $8.10 per share, representing a 10% discount to the Offering price. On November 13, 2025, each of Baron Hunter and Steele Creek exercised its put option. On November 14, 2025, the Company repurchased an aggregate of 123,456 shares of common stock from each of Baron Hunter and Steele Creek, for an aggregate of 246,912 shares, at $8.10 per share, for aggregate cash consideration of approximately $2.0 million. The repurchased shares were retired and were treated as a reduction of additional paid-in-capital under the provisions of ASU 2025-12.

Series Seed Stock Repurchase Agreement

On April 12, 2024, the Company and Motherlode entered into a Stock Repurchase Agreement (the “Series Seed Stock Repurchase Agreement”), whereby the Company repurchased from Motherlode, 250,000 shares of Series Seed Preferred Stock, $0.0001 par value per share, at a purchase price of $4.00 per share, or $1 million in aggregate (the “Purchase Price”). The Purchase Price consisted of the Motherlode Promissory Note (see Note 6), and is secured by personal guarantees of the Company’s personnel. Additionally, as part of the closing, the Company paid to Apogee, all amounts due under the Apogee Promissory Note, in the amount of approximately $619 thousand. Additionally, the Company, paid all amounts remaining due under the Apogee Installment Payment Agreement, in the amount of approximately $330 thousand, together with a remaining hardware invoice in the amount of approximately $38 thousand. As part of the closing, certain principals of Motherlode resigned from the Board of Directors of the Company, as such Motherlode is no longer considered an ongoing related party.

Note 9. SAFE

Strategic Investment

On January 6, 2025, the Company entered into a Simple Agreement for Future Equity (the “SAFE Agreement” or “SAFE”) with an investor (the “Investor”). Pursuant to the terms of the SAFE Agreement, the Company received an aggregate amount of $1.0 million (the “SAFE Amount”). In the event of a liquidity event, as defined in the SAFE Agreement, the Investor was entitled to the amount payable on the number of shares of common stock equal to the SAFE amount divided by the price per share in the liquidity event multiplied by a discount price of 85%.

The SAFE was recorded as a liability in accordance with the applicable accounting guidance due to the potential for the Company to settle the fixed outstanding balance of the SAFE liability in a variable number of shares. The initial fair value of the SAFE liability was $1.0 million. Subsequent changes in fair value at each reporting period are recognized in the consolidated statements of operations as changes in fair value of SAFE liability. At September 30, 2025 the Company remeasured the fair value of the SAFE liability, considering the proximity and likelihood of the impending initial public offering. As a result, the Company recorded a change in fair value of $176 thousand for the year ended December 31, 2025. This expense is included in ‘Change in fair value of SAFE liability’ within Other Income (Expense) in the consolidated statements of operations.

On November 6, 2025, upon the closing of the Offering, the SAFE liability automatically converted into 130,719 shares of common stock.

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

The Company incurred expenses of approximately $73 thousand and $51 thousand related to matching contributions for the years ended December 31, 2025 and 2024, respectively.

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

Phantom Stock Awards

In 2024, the Company had an authorized Phantom Equity Plan to grant phantom stock units to key employees of the Company as a means to provide deferred compensation. The Phantom Equity Payments (“Rights”) were cash settled and calculated by reference to the value of the Company as of the date of the award of such Rights as determined in accordance with the Plan. The maximum amount of all Rights authorized by the Plan was 10% of the Company’s total appreciation above the market value of the Company as determined in accordance with the Plan. Upon a payment event in accordance with the Plan, a participant’s right to any unvested Rights would terminate and be cancelled without any further payment. Rights would also terminate and be forfeited if the participant was terminated for cause.

The phantom stock awards were accounted for as a liability under ASC 718. As of December 31, 2023, the Company had a liability of $116 thousand related to the phantom stock awards. There were 55 thousand phantom stock awards granted, of which 25 thousand did not vest and were forfeited prior to January 1, 2024. In September 2024, the remaining 25 thousand vested phantom stock awards were exchanged for Class A common stock, at an exchange ratio of 4.11795:1, for 102,949 shares, as a result of the merger and recapitalization transaction with DeltaMax as described in Note 1. Upon recapitalization, the Phantom Equity Plan was terminated. During the years ended December 31, 2025 and 2024, the Company did not grant any phantom stock awards. At December 31, 2025 and 2024, there were no phantom stock awards outstanding.

Note 12. Net Loss per Share

Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to the participating securities since the holders have no contractual obligation to share in the losses of the Company.

The Company calculates basic net loss per share by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities. Because the Company was in a net loss position for all periods presented, basic and diluted net loss per share are the same, as the inclusion of all potentially dilutive securities would have been antidilutive.

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because their inclusion would have been antidilutive:

	For the years ended December 31,
	2025	2024
Representative’s Warrants	121,520	—
	121,520	—

In connection with the Company’s initial public offering in November 2025, the Company issued warrants to the Representative to purchase an aggregate of 121,520 shares of common stock at an exercise price of $10.35 per share (see Note 8). These warrants are initially exercisable beginning six months after the effective date of the registration statement and expire on November 2, 2030. The warrants were excluded from the computation of diluted net loss per share for the year ended December 31, 2025 because their effect would have been antidilutive. At December 31, 2024, there were no potentially dilutive securities outstanding.

Note 13. Income Taxes

The Company has no foreign operations and the Company’s federal and state income tax provision is summarized as follows (in thousands):

	2025	2024
Current Tax Expense (Benefit)
Federal	$—	$—
State	—	1
Total	—	1

Deferred Tax Expense (Benefit)
Federal	(841)	(726)
State	(79)	(42)
Total	(920)	(768)
Valuation Allowance	920	768
Income tax expense	$—	$1

A reconciliation of the differences between the U.S. statutory federal income tax rate and the effective tax rate as provided in the consolidated statements of operations is as follows (in thousands, except percentages). In accordance with ASU 2023-09, Improvements to Income Tax Disclosures, the reconciliation is presented in both dollar amounts and percentages:

	2025
	Amount	Rate
Tax computed at federal statutory rate	$(888)	21%
State income taxes, net of federal benefit	—	—%
Nondeductible expenses	47	(1)%
Change in Valuation allowance:	841	(20)%
Income tax expense	$—	—%

The following table presents the rate reconciliation for the year ended December 31, 2024:

2024
Rate
Tax computed at federal statutory rate	21%
State income taxes, net of federal benefit	1%
Nondeductible expenses	—%
Change in Valuation allowance:	(22)%
Income tax expense	—%

The effective tax rate for the years ended December 31, 2025 and 2024 was approximately 0%, which differs from the statutory federal rate of 21% primarily due to the recording of a full valuation allowance against the Company’s net deferred tax assets. Nondeductible expenses in 2025 consist primarily of the conversion of Simple Agreements for Future Equity (“SAFE”) instruments, which represented the majority of the permanent tax differences, as well as meals and entertainment costs that are 50% deductible under Section 274 of the Internal Revenue Code.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$3,136	$2,361
Allowance for credit losses	71	—
Deferred salaries	—	20
Accrued incentives	—	6
Operating lease liabilities	7	12
Total gross deferred tax assets	$3,214	$2,399
Deferred tax liabilities:
Percentage-of-completion to completed contract	—	(103)
Operating lease right-of-use assets	(7)	(12)
Total gross deferred tax liabilities	$(7)	$(115)
Valuation allowance	(3,207)	(2,284)
Total deferred taxes	$—	$—

At December 31, 2025 and December 31, 2024, the Company had available federal net operating loss (“NOL”) carryforwards of approximately $13.9 million and $10.5 million, respectively. For state purposes, such NOL carryforwards were approximately $8.0 million and $6.0 million, respectively. The federal net operating losses were generated in tax years beginning after December 31, 2017 and, accordingly, do not expire; however, utilization is limited to 80% of taxable income in any future year. State NOL carryforward periods and annual utilization limitations vary by jurisdiction. Use of these NOL carryforwards may be significantly limited under the tax rules regarding the use of losses following an ownership change under Internal Revenue Code (“IRC”) Section 382. The Company completed its initial public offering in November 2025, which may have resulted in an ownership change, but has not completed a formal Section 382 analysis as of the date of these financial statements. If such limitations apply, a portion of the Company’s NOL carryforwards may expire unutilized or be subject to annual use limitations.

The valuation allowance relates to net deferred tax assets for which the Company believes it is not more likely than not that it will realize the associated tax benefit. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the net deferred tax assets will not be realized. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment. Based upon the levels of historical taxable income, projections of future taxable income, and the reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, management believes it is more-likely- than-not that the Company will not realize the benefits of these deductible differences, net of the existing valuation allowance. The amount of net deferred tax asset considered realizable, however, could change in the near term if estimates of future taxable income during the carryforward period are increased or decreased.

Based upon the level of historical pre-tax losses, as well as projections of future taxable income over the periods in which deferred tax assets are deductible, management determined that it is more likely than not that the Company may not realize the net deferred tax assets recorded as of December 31, 2025. Accordingly, a valuation allowance of approximately $3.2 million, an increase of approximately $0.9 million from the valuation allowance of approximately $2.3 million as of December 31, 2024, was recorded against net deferred tax assets as of December 31, 2025. The increase is primarily attributable to the additional federal and state NOL carryforwards generated during 2025. The Company did not make any material income tax payments during the year ended December 31, 2025.

The Company files income tax returns as prescribed by tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and local jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. The Company has no open income tax audits with any taxing authority as of December 31, 2025. The Company is still subject to income tax examinations by U.S. federal and state tax authorities for the years 2022 through 2024. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount.

As of December 31, 2025 and 2024, no liability for unrecognized tax benefits was required to be recorded. The Company does not expect any material changes to its unrecognized tax benefits within the next twelve months.

No interest or penalties have been recognized in the consolidated financial statements related to uncertain tax positions for the years ended December 31, 2025 and 2024.

On July 4, 2025, the OBBB Act, which includes a broad range of tax reform provisions, was signed into law in the United States and the Company continues to assess its impact. The Company has evaluated the impact of the OBBB Act on its 2025 financial statements and determined that the legislation did not have a material impact on the Company’s income tax provision or effective tax rate for the year ended December 31, 2025. The Company currently does not expect the OBBB Act to have a material impact on its estimated annual effective tax rate in 2026.

The Company adopted ASU 2023-09, Improvements to Income Tax Disclosures, for the annual period ended December 31, 2025 on a prospective basis. The adoption resulted in expanded disclosures within the rate reconciliation table, including both dollar amounts and percentages. The adoption did not have a material impact on the Company’s consolidated financial statements.

Note 14. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through March 31, 2026, the date the financial statements were issued.

Restatement of Previously Issued Interim Financial Statements

During the preparation of the Company’s financial close for the quarter and year ended December 31, 2025, management identified errors in revenue recognition for certain network design and installation contracts accounted for under ASC 606 using the percentage-of-completion cost-to-cost input method. As a result, revenue was overstated by an aggregate of approximately $0.471 million and $1.4 million for the three and nine months ended September 30, 2025, respectively. This included an overstatement of revenue of $0.75 million and $0.92 million for the three and six months ended June 30, 2025, respectively, and $0.17 million for the three months ended March 31, 2025. Management evaluated the errors in accordance with ASC 250, Accounting Changes and Error Corrections, and Securities and Exchange Commission Staff Accounting Bulletin No. 99 and No. 108, and concluded the errors were material to the previously issued interim financial statements. On March 30, 2026, the Company filed an amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2025 to restate the previously issued unaudited condensed consolidated financial statements. The errors have been corrected in the consolidated financial statements for the year ended December 31, 2025 included herein. The errors did not involve any intentional misconduct by the Company, its management, or its employees.

Equity Awards Under the 2025 Stock Incentive Plan

On January 28, 2026, the Compensation Committee of the Board of Directors approved restricted stock unit (“RSU”) awards to certain employees of the Company under the Plan in recognition of their contributions in connection with the Company’s initial public offering, with an aggregate grant date fair value of $0.1 million. The number of shares underlying each award were determined using the grant date fair value of the Company’s common stock on the date of grant. These awards are subject to a one-year vesting period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective, due to the existence of material weaknesses in our internal control over financial reporting that we have yet to fully remediate. Specifically, management identified the following material weaknesses:

Entity-Level Controls and Risk Assessment — We did not maintain sufficiently designed and documented entity-level controls, including a comprehensive risk assessment process, to identify and respond to risks of material misstatement across the organization. As a small company with limited accounting and finance personnel, we rely in part on third-party consultants for certain accounting, financial reporting, and related activities, and we did not maintain an appropriate control environment to evidence that access and review level controls were being performed over the work of such consultants or over key financial reporting processes generally.

Revenue Recognition — We did not maintain effective controls over the application of ASC 606 to ensure that revenue transactions were properly evaluated, recorded, and disclosed in accordance with GAAP.

These material weaknesses contributed to the restatement of our financial statements for the period ended September 30, 2025. We are actively engaged in the design and implementation of remediation measures to address each of the material weaknesses described above. Until such remediation measures are fully implemented and operating effectively for a sufficient period of time, these material weaknesses will continue to exist.

Remediation Plan

Management is actively implementing measures to remediate the material weaknesses described above and to strengthen our internal control environment. These measures include, but are not limited to:

Entity-Level Controls and Risk Assessment — We are enhancing our entity-level controls by formalizing a comprehensive risk assessment framework, establishing documented policies and procedures for identifying and evaluating risks of material misstatement, and implementing additional levels of management review over our financial reporting processes.

Revenue Recognition — We are strengthening our controls over revenue recognition by implementing additional reconciliation and analytical review procedures over contract revenue, unbilled revenue, and deferred revenue balances; enhancing management review of percentage-of-completion calculations and related journal entries; and evaluating the implementation of an enterprise resource planning system to improve the accuracy and reliability of our revenue recognition processes.

Remediation will not be considered complete until the enhanced controls have been implemented and have operated effectively for a sufficient period of time to enable management to conclude, through testing, that the controls are operating effectively.

Internal Control Over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to the transition period established by the Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

As described above under “Disclosure Controls and Procedures,” we identified material weaknesses in our internal control over financial reporting related to entity-level controls and risk assessment and revenue recognition. In connection with our remediation efforts, the following changes in our internal control over financial reporting occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

●	We began formalizing a comprehensive risk assessment framework and establishing documented policies and procedures for identifying and evaluating risks of material misstatement.
●	We implemented additional reconciliation and analytical review procedures over contract revenue, unbilled revenue, and deferred revenue balances.
●	We enhanced management review procedures over percentage-of-completion calculations and related journal entries.
●	We commenced evaluation of an enterprise resource planning system to improve the accuracy and reliability of our revenue recognition processes.

We believe these measures will remediate the identified material weaknesses; however, these material weaknesses will not be considered remediated until the enhanced controls have been implemented and have operated effectively for a sufficient period of time.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information about our executive officers and directors as of December 31, 2025.

Name	Age	Position
Executive Officers:
Dan McDonough, Jr.	50	Executive Chairman
Barry Rubens	66	Chief Executive Officer and Director
Taylor Jones	47	President, Chief Technology Officer and Director
Sean Arnette	43	Chief Financial Officer and Treasurer
Rick Alder	67	Chief Operations Officer
Sebastian Shahvandi	47	Chief Growth Officer

Directors:
Scott Barton	60	Director
Elbert Gene Basolis, Jr.	64	Director
Frederick Berk	67	Director
Leslie Goodman	82	Director
Glenn Josephs	70	Director
David O’Brien	47	Director
Roger Shannon	60	Director

Executive Officers

Dan McDonough, Jr. Mr. McDonough has served as Executive Chairman since our inception in December 2019. Mr. McDonough founded the original Elauwit, LLC in 2002, and Elauwit 1.0, in 2008. He served as Elauwit 1.0’s Chief Executive Officer until 2012 when he became Executive Chairman. In 2018, Elauwit 1.0 sold the majority of its assets to Boingo and Mr. McDonough served as a strategic advisor to Boingo’s Chairman and Chief Executive Officer for one year. Prior to starting Elauwit, LLC in 2002, Mr. McDonough held news executive positions at Dow Jones & Company, Inc. and Gannett Co., Inc. He also served as a New York special correspondent and the Washington-based Bureau of National Affairs. Mr. McDonough was chosen to serve as a director because of his extensive knowledge and leadership experience with our Company, Elauwit 1.0, and Elauwit, LLC.

Barry Rubens. Mr. Rubens has served as our Chief Executive Officer and as a director since our inception in December 2019. From August 2018 to December 2019, Mr. Rubens served as Senior Vice President - Development at Boingo. Mr. Rubens joined the board of directors of Elauwit 1.0 in 2009 and served as its Chief Executive Officer from 2012 until its acquisition by Boingo in August 2018. Prior to that service, Mr. Rubens founded Davidson Telecom, LLC, to provide telecommunications services for large shopping mall developers. From 1993 to 2002, Mr. Rubens worked at CT Communications, Inc., where he served in various roles including Senior Vice President and Chief Financial Officer and was responsible for leading the company’s public offering and listing on Nasdaq. Mr. Rubens was chosen to serve as a director because of his extensive knowledge and leadership with our Company and Elauwit 1.0.

Taylor Jones. Mr. Jones has served as President, Chief Technology Officer and a director since our inception in December 2019. Previously Mr. Jones was Vice President, Technology Solutions for Boingo from 2018 to 2019 and Chief Technology Officer of Elauwit 1.0 from 2008 until its acquisition by Boingo in August 2018. Prior to joining Elauwit 1.0, Mr. Jones served as Chief Technology Officer of a Southeastern “fiber-to-the-home” service provider from 2005 to 2008 and a Carolinas-based internet service provider from 2001 to 2005. Prior to this service, Mr. Jones served as a consultant for PricewaterhouseCoopers LLP, practicing in the areas of utilities and telecommunications, from 2000 to 2001. Mr. Jones was chosen to serve as a director because of his extensive knowledge of our Company and the telecommunications industry.

Sean Arnette. Mr. Arnette has served as our Chief Financial Officer and Treasurer since January 2020. From 2019 to 2020, Mr. Arnette served as Vice President of Corporate Development at Alabama Shipyard, LLC. Prior to this service, Mr. Arnette served as Vice President, Private Wealth Management at Citizens Bank from 2014 to 2018. From 2012 to 2014, Mr. Arnette served as Private Wealth

Management Associate, Private Bank at J.P. Morgan and from 2011 to 2012 he served as an Investment Banking Associate, Global Mergers and Acquisitions at Barclays. Prior to this, Mr. Arnette was First Lieutenant in the United States Air Force from 2004 to 2007.

Rick Alder. Mr. Alder has served as our Chief Operations Officer since March 2025. Prior to this service, Mr. Alder served as President of New Business Markets at Hosted America from 2021 to 2025 and as President and Chief Operating Officer at Hosted America from 2016 to 2021. Mr. Alder served as Vice President – Client Relations at Elauwit 1.0 from 2015 to 2016. Prior to this service, Mr. Alder served as President and Chief Operating Officer at RMK Corporation from 2013 to 2015. From 2006 to 2009, Mr. Alder served as Executive Vice President, Operations and Marketing at Capital Broadband, LLC and from 2009 to 2012, he served as President, Primecast (Broadstar, LLC), a subsidiary of Capital Broadband, LLC. From 2002 to 2006, Mr. Alder served in various roles at Madison River Communications.

Sebastian Shahvandi. Mr. Shahvandi has served as our Chief Growth Officer since November 2025. Prior to joining the Company, Mr. Shahvandi served as Chief Executive Officer at 7SIGNAL, Inc., a cloud-based wireless network monitoring platform, from 2023 to 2024. From 2021 to 2022, Mr. Shahvandi served as Senior Vice President – Growth at IDeaS Inc. Prior to this service, Mr. Shahvandi served as Chief Revenue Officer at Hypori, Inc. from 2018 to 2021 and as Vice President and General Manager – Enterprise Solutions Division at IMPRES Technology Solutions, Inc. from 2015-2017. Before this, Mr. Shahvandi worked at Dell Technologies Inc., where he served as General Manager, Microsoft OEM Business from 2011 to 2013 and General Manager, Enterprise and Federal Software Business from 2013 to 2015. In 2000, Mr. Shahvandi founded HNM Technologies and served as its Chief Executive Officer until 2009.

Directors

Scott Barton. Mr. Barton has served as a director since August 2022. From September 2021 to September 2025, Mr. Barton served as Chief Investment Officer of Campus Advantage, Inc. Mr. Barton has more than 20 years of experience in commercial real estate with a specific focus in the student housing, hotel, land and retail sectors. Prior to joining Campus Advantage, Mr. Barton served as Senior Vice President - Investments at Fayth Hospitality Group LLC from July 2020 to August 2021 and Managing Director, Investments at Greystar Real Estate Partner from September 2018 to September 2019. From February 2012 to September 2018, Mr. Barton served as Senior Vice President at Education Realty Trust, where he was responsible for all acquisitions, dispositions, and off-campus development activities for a $4.6 billion publicly traded student housing real estate investment trust. Prior to his service at Education Realty Trust, Mr. Barton served as Senior Vice President - Retail Brokerage at Coldwell Banker Richard Ellis from December 2002 to January 2012 and Vice President - Development and Leasing at Retail Realty Group from September 1999 to December 2002. Mr. Barton was chosen to serve as a director because of his extensive experience in the real estate industry, which we believe will be important as we expand our relationships with property owners.

Elbert Gene Basolis, Jr. Mr. Basolis has served as a director since January 2023. Mr. Basolis is the Director of Strategic Growth Initiative for the Colt Group. Mr. Basolis previously served as President of Garrison Enterprise, Inc. from January 2005 to December 2025, where he was focused on building Garrison Enterprise, Inc. to be recognized as the premier underground utility contractor on the Eastern seaboard. From 2008 to 2022, Mr. Basolis served as a director at First Bank (Nasdaq:FRBA) and as the chair of the IT committee and a member of the loan committee, the strategic planning committee, compensation and personnel committee, the nominating and governance committee. Mr. Basolis was chosen as a director because of his extensive experience as a utility contractor, which we believe will be important as we expand our relationships with property owners.

Frederick Berk. Mr. Berk has served as a director since November 2024. Prior to this service, Mr. Berk served as Co-Managing Partner at Friedman LLP, a member of the firm’s executive committee and chairman of the firm’s real estate group from January 2015 until the firm’s merger with Marcum LLP in September 2022. From September 2022 to September 2024, Mr. Berk served as a Partner and member of the executive committee of Marcum LLP. Prior to this service, Mr. Berk served as a Partner at Friedman LLP from 1989 to 2015. From 1982 to 1989, Mr. Berk served in a variety of roles at Friedman LLP. Mr. Berk previously served as a member of the executive committee at DFK (an affiliation of accounting firms located throughout the USA) until 2025. Mr. Berk was chosen to serve as a director because of his extensive experience in the financial reporting and accounting industry, as well as being a Certified Public Accountant.

Leslie Goodman. Mr. Goodman has served as a director since November 2023. Mr. Goodman currently serves as chairman of the board of directors at First Bank (Nasdaq:FRBA). Mr. Goodman has been a principal of The Eagle Group, Inc., a commercial real estate development and management company, since 1996. Mr. Goodman is a graduate of Rutgers University with a BA in psychology in 1965, a MBA in finance in 1970 and a JD in 1980. He served as a member of the Rutgers Board of Governors from 2003 to 2009; member of the Board of Trustees from 1996 to 2023; chair from 2002 to 2003 and vice chair from 2001 to 2002; member of the Board of Overseers from 2000 to 2023. From 1966 to present, Mr. Goodman has been actively involved in the commercial banking industry in various capacities as chairman, president, chief executive officer, and a director of a number of commercial banks. Mr. Goodman was a director of Wawa, a billion dollar convenience store from 1990 to 2022, and served as chairman of the audit committee for 20 years. Mr. Goodman was chosen to be a director because of his extensive experience in the commercial banking industry, which we believe will be important as we implement our growth strategy.

Glenn Josephs. Mr. Josephs has served as a director since January 2023. Mr. Josephs is a Certified Public Accountant and retired from the accounting firm Friedman LLP in 2022. Mr. Josephs has over 45 years of experience providing accounting and consulting services. Mr. Josephs works closely with many commercial and residential real estate developers, owners, investors, syndicators, and management companies, including those involved in affordable housing. He also has experience with nonprofit organizations, health care and medical practices. Mr. Josephs currently serves on the board of directors of First Bank, a publicly traded institution (Nasdaq:FRBA). He has served on the board since 2008 and qualifies as the bank’s “audit committee financial expert” under the relevant criteria established under SEC regulation. Mr. Josephs currently serves as the chair of the audit committee and loan committee. From 2020 to 2025, Mr. Josephs served on the compensation and personnel committee and the nominating and governance committee. Mr. Josephs was a Partner at Friedman LLP from 1996 to 2022, after serving as a Partner at Bagell, Josephs, Levine & Co LLC. Mr. Josephs was chosen to be a director because of his extensive experience providing accounting and consulting services to companies.

David O’Brien. Mr. O’Brien has served as a director since January 2023. The majority of Mr. O’Brien’s experience comes in the construction and real estate industry. Mr. O’Brien founded Brightline Construction, Inc, a heavy highway and structural concrete company in the Philadelphia Metro area, in December 2004 and has served as its President for over 20 years. Later, Mr. O’Brien founded CarCon LLC, a real-estate development company, and most recently launched Cara Capital LLC, a real estate venture capital investment company that focuses on the multifamily and construction sectors and the technology that supports them. Mr. O’Brien was chosen to serve as a director because of his extensive experience in the construction and real estate industries, which we believe will be important as we expand our relationships with property owners.

Roger Shannon. Mr. Shannon has served as a director since November 2024. Mr. Shannon has served as Chief Financial Officer of Tower Engineering Professionals, Inc. since March 2026. Prior to this, Mr. Shannon served as Chief Financial Officer of Lakeland Industries Inc., from February 2023 to December 2025. Prior to this service, Mr. Shannon served as Chief Financial Officer and Treasurer at Charah Solutions, Inc., from June 2019 to November 2022. From November 2015 to June 2019, Mr. Shannon served as Senior Vice President of Finance and Chief Financial Officer at Adtran, Inc. He also served as Chief Financial Officer and Treasurer at Steel Technologies, LLC from July 2006 to November 2015. Prior to this, Mr. Shannon served as the Assistant Treasurer and Director of Treasury at Brown-Forman Corporation from December 1997 to July 2006. From June 1994 to November 1997, Mr. Shannon served as Senior Investment Analysis, Assistant Treasurer of Batmark, Inc. at Brown & Williamson Tobacco Corporation. From July 1992 to June 1994, Mr. Shannon served as an Accounting Analyst at Lexmark International, Inc. Prior to this, Mr. Shannon served as an MBA Graduate Assistant, Finance Department at the University of Georgia from July 1991 to June 1992, a Staff Auditor at Vulcan Materials Company from July 1990 to June 1991 and a Supervising Senior Accountant at KPMG Peat Marwick from January 1988 to July 1990. Mr. Shannon was chosen to be a director because of his significant experience serving as a chief financial officer and his knowledge of the financial reporting and accounting industry.

Corporate Governance

Committees

Our Board has established three standing committees: the audit committee; the compensation committee; and the nominating and corporate governance committee. Each of these committees consist solely of independent directors. We have adopted written charters for each of these committees, which are available on our website, www.elauwit.com. Our Board may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

The audit committee, which was established in accordance with Section 3(a)(58)(A) of the Exchange Act, is responsible for, among other matters:

●	appointing, compensating, retaining, evaluating, terminating, and overseeing our independent registered public accounting firm;

●	discussing with our independent registered public accounting firm the independence of its members from its management;
●	reviewing with our independent registered public accounting firm the scope and results of their audit;
●	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;
●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;
●	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls, and compliance with legal and regulatory requirements;
●	coordinating the oversight by our Board of our code of ethics and our disclosure controls and procedures;
●	maintaining procedures for the confidential and/or anonymous submission of concerns regarding accounting, internal controls or auditing matters; and
●	reviewing and approving related-person transactions.

Frederick Berk, Leslie Goodman and Roger Shannon serve on the audit committee and meet the definition of “independent director” for purposes of serving on an audit committee under Rule 10A-3 under the Exchange Act and Nasdaq rules. Mr. Berk serves as Chair of the audit committee. Our Board has determined that each of Messrs. Berk, Goodman and Shannon qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee

The compensation committee is responsible for, among other matters:

●	reviewing key employee compensation goals, policies, plans and programs;
●	reviewing and approving the compensation of our directors and executive officers;
●	reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and
●	appointing and overseeing any compensation consultants or advisors.

Elbert Basolis, Jr., David O’Brien and Frederick Berk serve on the compensation committee and meet the definition of “independent director” for purposes of serving on a compensation committee under Nasdaq rules. Mr. Basolis serves as Chair of the compensation committee.

Nominating Committee

The nominating committee is responsible for assisting the Board in identifying qualified individuals to become directors, in determining the composition of the Board and in monitoring the process to assess Board effectiveness. Leslie Goodman, Scott Barton and Roger Shannon serve on the nominating and corporate governance committee and Mr. Goodman serves as Chair of the nominating and corporate governance committee.

Board Leadership Structure

Our Board and management believe that the choice of whether the Chair of our Board should be an executive of the Company, or a non-executive or independent director, depends upon a number of factors, taking into account the candidates for the position and the best interests of the Company and its stockholders. Mr. McDonough currently serves as our Executive Chairman. In this role, Mr. McDonough is able to focus his attention on long-term strategic initiatives and engagement with the Board. Our Chief Executive Officer, Mr. Rubens is then able to focus on strategy development and implementation of strategic initiatives. Mr. McDonough’s operating and leadership experience as the founder of Elauwit 1.0 and as an officer and director of our company since its inception make him a compelling choice for Executive Chairman.

Mr. Basolis serves as lead independent director. The lead independent director will preside over executive sessions of the independent directors and serve as a liaison between the independent directors and our chairman and management team.

Risk Oversight

Our Board oversees a company-wide approach to risk management. Our Board will determine the appropriate risk level for us generally, assess the specific risks faced by us and review the steps taken by management to manage those risks. While our Board has ultimate oversight responsibility for the risk management process, its committees will oversee risk in certain specified areas.

Specifically, our compensation committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements, and the incentives created by the compensation awards it administers. Our audit committee oversees management of enterprise risks and financial risks, as well as potential conflicts of interest. Our Board is responsible for overseeing the management of risks associated with the independence of our board of directors.

Code of Business Conduct and Ethics

In accordance with Nasdaq’s listing requirements and SEC rules, our Board adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees. A copy of this code is available on our website. We intend to disclose on our website any amendments to the Code of Business Conduct and Ethics and any waivers of the Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. Information contained on our website is not incorporated by reference into this report, and you should not consider information contained on our website to be part of this report or in deciding to purchase shares of our common stock.

Insider Trading Policy

We have adopted an insider trading policy designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. The policy applies to all employees, officers and directors. Key Employees (our directors, certain executive officers and certain employees who our compliance committee may designate from time to time), may only buy and sell our stock within an open “window period,” which begins 48 hours after the release of our quarterly or annual financial results and ends 15 days before the end of the next fiscal quarter. Key Employees are prohibited from purchasing or selling our stock if they are in possession of material non-public information, even if it is within the open “window period.”

Director and Officer Indemnification Agreements

We have entered into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our certificate of incorporation and bylaws. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, penalties, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at our request. Our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us during the fiscal year ended December 31, 2025, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except that Maxim Cerith LLC filed one late Form 3; Mr. McDonough filed two late Form 4s each disclosing one transaction; Baron filed one late Form 4 disclosing one transaction; Mr. Rubens filed two late Form 4s each disclosing one transaction; and Steele filed one late Form 4 disclosing one transaction. For the fiscal year ending December 31, 2026, Mr. Alder filed one late Form 4 disclosing one transaction.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides information regarding the compensation paid for the twelve months ended December 31, 2025 and the twelve months ended December 31, 2024 to each of the executive officers named below, who are collectively referred to as “named executive officers” elsewhere in this Annual Report on Form 10-K:

Name and Principal Position	Year	Salary ($)	Total ($)
Dan McDonough, Jr.	2025	180,000	180,000
Executive Chairman	2024	180,000	180,000
Barry Rubens	2025	180,000	180,000
Chief Executive Officer	2024	180,000	180,000
Taylor Jones	2025	180,000	180,000
President and Chief Technology Officer	2024	180,000	180,000

Employment Agreements

Consulting Agreement – Baron Hunter Group, LLC

We are a party to a consulting agreement (the “Consulting Agreement”) with Baron (the “Consultant”), pursuant to which we retained the Consultant to provide services to us through Mr. McDonough. Pursuant to the Consulting Agreement, Mr. McDonough serves as our Executive Chairman and provides certain other services. The term of the Consulting Agreement expires on November 2, 2027. From January 1, 2025 through December 31, 2025, the Consultant was compensated at a rate of $180,000 per annum for the services provided under the Consulting Agreement. Beginning January 1, 2026, the Consultant will be compensated at a rate of $240,000 per annum for the services provided under the Consulting Agreement. If, during the term, we prepay all amounts to be paid to the Consultant for the services provided under the Consulting Agreement, we can terminate the Consulting Agreement upon written notice to the Consultant.

Executive Employment Agreement – Barry Rubens

We are a party to an executive employment agreement with Mr. Rubens (the “Rubens Agreement”). Pursuant to the Rubens Agreement, Mr. Rubens serves as Chief Executive Officer. The term of the Rubens Agreement expires on November 2, 2027 (the “Term”). From January 1, 2025 to December 31, 2025, Mr. Rubens received an annual base salary of $180,000 and is eligible to receive an annual cash bonus (the “Annual Performance Bonus”) based on performance and achievement of goals and objectives as defined by the compensation committee after consultation with management. Beginning January 1, 2026, Mr. Rubens is entitled to an annual base salary of $240,000 and is eligible to receive an Annual Performance Bonus based on performance and achievement of goals and objectives as defined by the compensation committee. The amount of the Annual Performance Bonus, if any, shall be determined by the compensation committee in its sole discretion. In addition, during the Term, Mr. Rubens is entitled to participate in our benefit plans and programs and is eligible to participate in any stock incentive plan.

Executive Employment Agreement – Taylor Jones

We are a party to an executive employment agreement with Mr. Jones (the “Jones Agreement”). Pursuant to the Jones Agreement, Mr. Jones serves as President and Chief Technology Officer. The term of the Jones Agreement expires on November 2, 2028. From January 1, 2025 to December 31, 2025, Mr. Jones received an annual base salary of $180,000 and is eligible to receive an Annual Performance Bonus based on performance and achievement of goals and objectives as defined by the compensation committee after consultation with management. Beginning January 1, 2026, Mr. Jones is entitled to an annual base salary of $240,000 and is eligible to receive an Annual Performance Bonus based on performance and achievement of goals and objectives as defined by the compensation committee. The amount of the Annual Performance Bonus, if any, shall be determined by the compensation committee in its sole discretion. In addition, during the term of the Jones Agreement, Mr. Jones is entitled to participate in our benefit plans and programs and is eligible to participate in any stock incentive plan.

Potential Payments Upon Termination or Change in Control

Under the Rubens Agreement and the Jones Agreement, if the executive is terminated for cause, resigns without good reason, or his employment ends due to his death or permanent disability, he is entitled to any earned but unpaid base salary plus accrued benefits earned through the date of termination. Under the Rubens Agreement, in the event of Mr. Rubens’ termination for a reason other than for cause or if Mr. Rubens terminates voluntarily under one or more of the specified circumstances that constitute a good reason, he is entitled to severance payments in the amount of his base salary for a period from the effective date of termination until the end of the Term. Under the Jones Agreement, in the event of Mr. Jones’ termination for a reason other than for cause or if Mr. Jones terminates voluntarily under one or more of the specified circumstances that constitute a good reason, he is entitled to severance payments in the amount of his base salary for a period of one year after the effective date of termination. The severance payments are expressly conditioned upon the executive delivering to us, and not revoking within the twenty-one days following the date of termination, a general release of all claims in a form to be provided by and acceptable to us.

Messrs. Rubens and Jones are subject to non-competition and non-solicitation provisions under their employment agreements for one year following the executive’s termination of employment.

Outstanding Equity Incentive Awards At Fiscal Year-End

There were no stock awards held by our named executive officers as of December 31, 2025.

Stock Incentive Plan

Under our 2025 Stock Incentive Plan (the “Plan”), we may issue up to 700,000 shares of common stock to employees, non-employee directors, and any other individuals who perform services for us. Under the Plan, we may issue awards including options, restricted stock awards, restricted stock units, and other stock-based awards as the Board or compensation committee may determine.

Policies and Practices Related to the Grant of Certain Equity Awards

We have adopted a policy governing the granting of stock options, stock appreciation rights, and similar instruments with option-like features (“stock options”), under any stock incentive plan in relation to the disclosure of material non-public information. The compensation committee intends to grant stock options, if any, according to a predetermined schedule, or, if outside of the typical annual award schedule, during an open trading window under the Company’s insider trading policy, to the extent possible, to minimize the risk of grant decisions being made while any consultant, employee or director of the Company or any of their affiliates is in possession of material non-public information. The compensation committee does not take material non-public information into account when determining the timing and terms of a stock option award. Similarly, we do not time the release of material non-public information based on stock option award grant dates.

No Recovery of Erroneously Awarded Compensation

Subsequent to the end of the twelve months ended December 31, 2025, on February 25, 2026, our audit committee, after discussion with management, determined that the previously issued interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed on December 10, 2025, should no longer be relied upon and should be restated. We subsequently filed restated financial statements for that period on Form 10-Q/A. The required restatement did not involve any intentional misconduct with respect to the Company, its management or employees. Furthermore, we have not issued incentive-based compensation that is subject to recovery under our Policy for the Recovery of Erroneously Awarded Compensation. Accordingly, recovery of erroneously awarded compensation was not required during the most recently completed fiscal year.

Director Compensation

During the twelve months ended December 31, 2025, none of our directors received any compensation solely for their service as director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the beneficial ownership of our common stock by:

●	each person, or group of affiliated persons, known to us to own beneficially more than 5% of our common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

The information in the following table has been presented in accordance with the rules of the SEC. Under such rules, beneficial ownership of a class of capital stock includes any shares of such class as to which a person, directly or indirectly, has or shares voting power or investment power and also any shares as to which a person has the right to acquire such voting or investment power within 60 days through the exercise of any stock option, warrant or other right. If two or more persons share voting power or investment power with respect to specific securities, each such person is deemed to be the beneficial owner of such securities. Except as we otherwise indicate below and under applicable community property laws, we believe that the beneficial owners of the common stock listed below, based on information they have furnished to us, have sole voting and investment power with respect to the shares shown. Except as otherwise indicated, each stockholder named in the table is assumed to have sole voting and investment power with respect to the number of shares listed opposite the stockholder’s name.

The calculations of beneficial ownership in this table are based on 6,619,796 shares of common stock outstanding as of March 30, 2026.

	Shares Beneficially Owned
Name and Address of Beneficial Owner(1)	Shares	%
Executive Officers and Directors:
Daniel McDonough, Jr.(2)	827,059	12.5%
Barry Rubens(3)	675,896	10.2
Taylor Jones(4)	796,926	12.0
Scott Barton(5)	11,437	*
Elbert Gene Basolis Jr.	170,471	2.6
Frederick Berk	63,169	1.0
Leslie Goodman(6)	103,760	1.6
Glenn Josephs	141,388	2.1
David O’Brien(7)	275,170	4.2
Roger Shannon	—	*
Directors and executive officers as a group (13 individuals)	3,239,025	48.9%
5% or Greater Stockholders:
Baron Hunter Group, LLC and Daniel McDonough, Jr.	759,890	11.5%
Steele Creek Partners LLC and Barry Rubens	673,396	10.2
Minotaur Networks, LLC and Taylor Jones	796,852	12.0
Maxim Cerith LLC, Lawrence C. Glassberg and Ritesh Veera(8)	750,000	11.3
Laurence W. Litton(9)	390,879	5.9

*Represents less than 1%

(1)	Unless otherwise indicated, the address of each individual is c/o Elauwit Connection, Inc., 1700 Alta Vista Drive, Suite 130, Columbia, SC 29223.
(2)	Includes 759,890 shares of common stock held by Baron and 62,169 shares of common stock held by an entity, both of which Mr. McDonough is the managing member and has sole voting and investment power.

(3)	Includes 673,396 shares of common stock held by Steele, of which Mr. Rubens is the managing member and has sole voting and investment power.
(4)	Includes 796,852 shares of common stock held by Minotaur Networks, LLC, of which Mr. Jones is the managing member and has sole voting and investment power.
(5)	Includes 11,437 shares of common stock held in the name of a trust of which Mr. Barton has sole voting and investment power.
(6)	Includes 103,760 shares of common stock held by an entity of which Mr. Goodman is 1% owner and has shared voting and investment power. Mr. Goodman disclaims beneficial ownership in the shares of common stock held by such entity beyond his 1% ownership.
(7)	Includes 62,169 shares of common stock held by an entity of which Mr. O’Brien holds sole voting and investment power and 213,001 shares of common stock held by an entity, of which Mr. O’Brien is the managing director and holds sole voting and investment power.
(8)	The address of Maxim Cerith LLC is 300 Park Avenue, 16th Floor, New York, NY 10022.
(9)	This information is based on a Schedule 13G filed on December 22, 2025 by Laurence W. Litton. Mr. Litton reported sole voting and dispositive power over the shares indicated in the table.

Equity Compensation Plan Information

The following table shows the number of securities that may be issued pursuant to our equity compensation plans as of December 31, 2025:

	Number of		Number of
	securities to be	Weighted-	securities
	issued upon	average	remaining
	exercise of	exercise price	available for
	outstanding	of outstanding	future issuance
	options,	options,	under equity
	warrants and	warrants and	compensation
Plan Category	rights	rights	plans
Equity compensation plans approved by security holders	—	—	700,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	700,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following sets forth a summary of transactions since January 1, 2024, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds $100 thousand (1% of the average of our total assets of the Company for the two most recently completed fiscal years) and in which any related person had or will have a direct or indirect material interest.

Since inception, we have relied on debt financing from our current and former directors for some of our working capital.

Endurance Financial Transactions

We have a financing arrangement with Endurance Financial, an entity of which Messrs. McDonough and Josephs are one-third members. Endurance Financial is the manager of Endurance Opportunities.

On April 1, 2024, we entered into the Fixed Rate Loan Agreement with Endurance Opportunities, pursuant to which Endurance Opportunities loaned us $1,000,000. The Fixed Rate Loan Agreement accrued interest at a rate of 18% per annum and had a scheduled repayment date of May 1, 2029.

On November 12, 2024, we issued a promissory note in favor of Endurance Opportunities in the amount of $250,000 (the “November Note”). The November Note accrued interest at a rate of 16.5% per annum and had a term of 18 months. On March 1, 2025, we issued a promissory note in favor of Endurance Financial in the amount of $500,000 (the “March 1 Note”). The March 1 Note had a term of 18 months. On March 25, 2025, we issued a promissory note in favor of Endurance Financial in the amount of $500,000 (the “March 25 Note,” and together with the March 1 Note, the “Endurance Notes”). The March 25 Note had an initial term of 90 days. On July 7, 2025, we entered into a loan modification agreement with Endurance Financial, pursuant to which the term of the March 25 Note was extended by an additional 90 days to September 25, 2025. On September 24, 2025, we entered into an amended and restated note and loan extension and modification agreement (the “Extension Agreement”) with Endurance, pursuant to which the term of the March 25 Note was further extended until October 31, 2025. Both modifications were deemed not substantive and were accounted for as debt modifications. The Endurance Notes accrued interest at a rate of 16.5% and our repayment of the Endurance Notes was secured by our accounts receivable. On November 7, 2025, we paid off the outstanding principal and interest of the Fixed Rate Loan Agreement, the November Note and the Endurance Notes, thereby satisfying those obligations in their entirety.

We have also entered into the following network service participation agreements (each, a “Participation Agreement”) with Endurance Opportunities, pursuant to which we sold an undivided interest in the revenue from certain network service agreements in exchange for the amounts specified in the table below. The Participation Agreements accrue interest at a rate of 16.5% per annum with respect to any payments not made when due. If Endurance Opportunities’ interest in a network service agreement is still outstanding 24 months after the service activation date under the network service agreement, Endurance Opportunities has the option to require us to repurchase all outstanding principal and accrued and unpaid interest and fees due with respect to Endurance Opportunities’ pro rata interest in the network service agreement. The following table outlines the terms of each of the outstanding Participation Agreements as of December 31, 2025:

	Original	Total Payment	Remaining Principal
Date	Purchase Amount	Obligation	Amount to be Paid	Final Payment Date
1/1/2024	$236,775	$387,496	$163,921	6/15/2030
6/1/2024	$550,000	$817,821	$394,167	6/1/2029
7/12/2024	$160,000	$237,405	$114,667	7/1/2029
7/12/2024	$155,000	$229,986	$100,992	7/1/2029
7/12/2024	$50,000	$74,189	$36,667	7/1/2029
9/23/2024	$330,000	$488,236	$249,902	10/1/2029
7/7/2025	$278,498	$410,805	$250,648	7/1/2030

Motherlode, LLC Transactions

On April 12, 2024, we entered into a stock repurchase agreement (the “Stock Repurchase Agreement”) with Motherlode pursuant to which we agreed to repurchase 250,000 shares of Series Seed Preferred Shares held by Motherlode at the original purchase price of $4.00 per share, in exchange for the issuance of a promissory note in favor of Motherlode in the amount of $1.0 million (the “Promissory Note”). The Promissory Note accrues interest at a rate of 6% per annum and has a term of 60 months. As of December 31, 2025, we have paid $406 thousand in principal and interest and owe $686 thousand in principal and $4 thousand in interest under the Promissory Note. The Promissory Note is secured by personal guarantees of Messrs. McDonough, Jones, Josephs and Rubens. Charles Brady and Mark Holt, former directors who resigned from our Board on April 12, 2024, are members of Motherlode.

Pursuant to the Stock Repurchase Agreement, we also agreed pay to Apogee Telecom, Inc. (“Apogee”), all amounts due under (i) a promissory note dated December 6, 2019, in the amount of $800,000; (ii) an installment payment agreement date February 28, 2023, in the amount of $412,742; and (iii) a hardware invoice in the amount of $37,837.80 received on March 7, 2024 (the “Apogee Payments”). We used the loan amount received under the Fixed Rate Loan Agreement to fund the Apogee Payments. Messrs. Brady and Holt were owners of Apogee.

Put-Call Agreement

On August 20, 2024, we entered into the Put-Call Rights Agreement with Baron and Steele to grant certain put and call rights in connection with the IPO. The managing member of Baron and Steele is Mr. McDonough and Mr. Rubens, respectively. On August 11, 2025, we entered into an amendment to the Put-Call Amendment with Baron and Steele to reduce the put and call rights granted in connection with the IPO. Pursuant to the Put-Call Amendment, Baron and Steele were granted the right to sell to us, up to a $1.0 million in common stock at a discount of 10% below the IPO price, exercisable for a period of 10 business days following the closing date of the IPO. We were granted the right, exercisable by a majority of our disinterested directors, to purchase up to a maximum of $1.0 million in common stock from each of Baron and Steele at a premium of 10% in excess of the IPO price for a period of 10 business days following the closing date of the IPO. On November 14, 2025, we repurchased 123,456 shares of common stock from each of Baron and Steele, pursuant to the Put-Call Agreement at a price of $8.10 per share, resulting in payments of $1.0 million to each of Baron and Steele.

License Agreement

On August 20, 2024, we entered into the License Agreement with Mr. McDonough, pursuant to which Mr. McDonough granted us an exclusive license to use the tradename “Elauwit” and the service marks, domain names and goodwill associated therewith. As consideration for the License Agreement, we paid Mr. McDonough a one-time fee of $50,000.

Policies and Procedures for Transactions with Related Persons

We have a written policy that provides that our executive officers, directors, beneficial owners of more than 5% of any class of our capital stock, and any members of the immediate family of any of the foregoing persons (a “related party”) are not permitted to enter into a related party transaction with us without the prior consent of our audit committee. Any request for us to enter into a transaction with a related party in which the related party would have a direct or indirect interest must first be presented to our audit committee for review, consideration, and approval. In approving or rejecting any such proposal, our audit committee will consider the relevant facts and circumstances of the transaction available to it, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unrelated third party or to employees under the same or similar circumstances, and the extent of the related party’s interest in the transaction. The written policy requires that, in determining whether to approve or reject a related person transaction, our audit committee must consider, in light of known circumstances, whether the transaction is in or is not inconsistent with, our best interests and those of our stockholders, as our audit committee determines in good faith.

Director Independence

Our current Board consists of Dan McDonough, Jr., Scott Barton, Elbert Gene Basolis, Jr., Frederick Berk, Leslie Goodman, Taylor Jones, Glenn Josephs, David O’Brien, Barry Rubens and Roger Shannon. Based on information provided by each director concerning his background, employment and affiliations, our Board has determined that Messrs. Barton, Basolis, Berk, Goodman, O’Brien and Shannon are considered independent under the Nasdaq listing standards. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and any transactions involving them described in the section titled “Certain Relationships and Related Transactions, and Director Independence.” As required under applicable Nasdaq rules, our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Summary of Fees

On August 26, 2025, Freed Maxick P.C. (“FM”), following the acquisition of certain assets of FM by WithumSmith+Brown, PC (“Withum”), notified us of its resignation as our independent registered public accounting firm, effective immediately (the “Replacement”). In connection with the Replacement, on August 26, 2025, the Audit Committee approved the engagement of Withum as our independent registered public accounting firm for the fiscal year ending December 31, 2025, effective immediately. The following table summarizes the aggregate fees billed for professional services rendered to us by Withum and FM for the years ended December 31, 2025 and 2024, respectively.

	(in thousands)
	2025	2024
Audit Fees(1)	$277	$135
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total Fees	$277	$135
(1)	“Audit Fees” are fees for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2025 and 2024, the reviews of the condensed financial statements included in our Quarterly Report on Form 10-Q, and services normally provided in connection with statutory and regulatory filings, including our Registration Statement on Form S-1 and amendments thereto, comfort letters, consents, and assistance with and review of documents filed with the SEC.
(2)	“Audit-Related Fees” are fees related to assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” There were no audit related fees during the years ended December 31, 2025 and 2024.
(3)	“Tax Fees” are fees related to professional services rendered for tax compliance, tax advice, and tax planning. There were no tax fees during the years ended December 31, 2025 and 2024.
(4)	“All Other Fees” are billed for products and services provided other than the services described above. There were no other fees during the years ended December 31, 2025 and 2024.

Pre-Approval Policy

The audit committee has a policy to pre-approve all audit and permissible non-audit services. In its review of non-audit services, the audit committee considers whether the engagement could compromise the independence of our independent registered public accounting firm, whether the reasons of efficiency or convenience is in our best interest to engage our independent registered public accounting firm to perform the services, and whether the service may enhance our ability to manage or control risk or improve audit quality. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with the pre-approval and the fees for the services performed to date.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description	Form	File No.	Filing Date
2.1∧	Agreement and Plan of Merger, dated as of September 13, 2024, by and between DeltaMax, Inc., Elauwit Connection, Inc., Baron Hunter Group, LLC, Steele Creek Partners, LLC and Minotaur Networks, LLC	S-1	333-289964	August 29, 2025
2.2	Certificate of Merger, filed September 13, 2024	S-1	333-289964	August 29, 2025
3.1	Amended and Restated Certificate of Incorporation	S-1	333-289964	August 29, 2025
3.2	Amended and Restated Bylaws of Elauwit Connection, Inc.	S-1	333-289964	August 29, 2025
4.1	Form of Representative’s Warrant dated November 6, 2025	8-K	001-42935	November 6, 2025
4.2	Description of Registrant’s Securities	-	-	Filed herewith
10.1+	Deferred Compensation Agreement, dated August 20, 2024, by and between Elauwit Connection, Inc., Daniel McDonough, Jr., Barry Rubens, Taylor Jones and Sean Arnette	S-1	333-289964	August 29, 2025
10.2+	Amendment to Deferred Compensation Agreement, dated June 19, 2025, by between Elauwit Connection, Inc., Daniel McDonough, Jr., Barry Rubens, Taylor Jones and Sean Arnette	S-1	333-289964	August 29, 2025
10.3+∧	Consulting Agreement, by and between Elauwit Connection, Inc. and Baron Hunter Group, LLC	S-1	333-289964	August 29, 2025
10.4+	Executive Employment Agreement, by and between Elauwit Connection, Inc. and Barry Rubens	S-1	333-289964	August 29, 2025
10.5+	Executive Employment Agreement, by and between Elauwit Connection, Inc. and Taylor Jones	S-1	333-289964	August 29, 2025
10.6+	Elauwit Connection, Inc. 2025 Stock Incentive Plan	8-K	001-42935	November 6, 2025
10.7+	Form of Restricted Stock Unit Award Agreement under the 2025 Stock Incentive Plan	-	-	Filed herewith
10.8+	Form of Performance Stock Unit Award Agreement under the 2025 Stock Incentive Plan	-	-	Filed herewith
10.9+	Form of Stock Option Award Agreement under the 2025 Stock Incentive Plan	-	-	Filed herewith
10.10+	Form of Director Restricted Stock Unit Award Agreement under the 2025 Stock Incentive Plan	-	-	Filed herewith
10.11	Form of Indemnification Agreement	S-1/A	333-289964	September 15, 2025
10.12∧	Form of Network Service Agreement	S-1	333-289964	August 29, 2025
10.13∧	Form of Internet Services Agreement	S-1	333-289964	August 29, 2025
10.14	Commercial Lease, by and between Elauwit Connection, Inc. and Greenleaf Investment Partners L091, LLC, dated as of December 7, 2023	S-1	333-289964	August 29, 2025
10.15	First Amendment to Commercial Lease, by and between Elauwit Connection, Inc. and Greenleaf Investment Partners L091, LLC, dated as of May 31, 2024	S-1	333-289964	August 29, 2025

10.16	Second Amendment to Commercial Lease, by and between Elauwit Connection, Inc. and Greenleaf Investment Partners L091, LLC, dated as of January 2, 2025	S-1	333-289964	August 29, 2025
10.17	Promissory Note, by and between Elauwit Connection, Inc. and Motherlode, LLC, dated as of April 12, 2024	S-1	333-289964	August 29, 2025
10.18	Fixed Rate Loan Agreement, by and between Elauwit Connection, Inc. and Endurance Opportunities I LLC, dated as of April 1, 2024	S-1	333-289964	August 29, 2025
10.19	Form of Network Service Agreement Participation and Agency Agreement	S-1	333-289964	August 29, 2025
10.20	Business Loan Agreement, by and between Elauwit Connection, Inc. and Endurance Opportunities I LLC, dated as of November 12, 2024	S-1	333-289964	August 29, 2025
10.21	Commercial Promissory Note, by and between Elauwit Connection, Inc. and Endurance Opportunities I LLC, dated as of November 12, 2024	S-1	333-289964	August 29, 2025
10.22	Business Loan Agreement, by and between Elauwit Connection, Inc. and Endurance Financial LLC, dated as of March 1, 2025	S-1	333-289964	August 29, 2025
10.23	Commercial Promissory Note, by and between Elauwit Connection, Inc. and Endurance Financial LLC, dated as of March 1, 2025	S-1	333-289964	August 29, 2025
10.24	Business Loan Agreement, by and between Elauwit Connection, Inc. and Endurance Financial LLC, dated as of March 25, 2025	S-1	333-289964	August 29, 2025
10.25	Commercial Promissory Note, by and between Elauwit Connection, Inc. and Endurance Financial LLC, dated as of March 25, 2025	S-1	333-289964	August 29, 2025
10.26	Amended and Restated Note and Loan Extension and Modification Agreement, by and between Elauwit Connection, Inc. and Endurance Financial, LLC, dated September 24, 2025	S-1/A	333-289964	October 14, 2025
10.27	Put-Call Agreement, by and between Elauwit Connection, Inc., Baron Hunter Group, LLC, and Steele Creek Partners, LLC, dated as of August 20, 2024	S-1	333-289964	August 29, 2025
10.28	Amendment to Put-Call Agreement, by and between Elauwit Connection, Inc., Baron Hunter Group, LLC and Steele Creek Partners LLC, dated as of August 11, 2025	S-1	333-289964	August 29, 2025
10.29	Tradename License Agreement, by and between Elauwit Connection, Inc. and Daniel McDonough, Jr., dated as of August 20, 2024	S-1	333-289964	August 29, 2025
10.30	Underwriting Agreement dated November 4, 2025 between the Company and Craig-Hallum Capital Group LLC, as representative of the underwriters	8-K	001-42935	November 6, 2025
19.1	Elauwit Connection, Inc. Insider Trading Policy	-	-	Filed herewith
21.1	List of Subsidiaries	-	-	Filed herewith
23.1	Consent of WithumSmith+Brown, PC, Independent Registered Public Accounting Firm	-	-	Filed herewith
23.2	Consent of Freed Maxick P.C., Independent Registered Public Accounting Firm	-	-	Filed herewith
24.1	Power of Attorney (included on signature page hereto)	-	-	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	Filed herewith
97.1	Elauwit Connection, Inc. Policy for the Recovery of Erroneously Awarded Compensation	-	-	Filed herewith

101.INS	Inline XBRL Instance Document	-	-	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	Filed herewith
101.PRE	Materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Extensible Business Reporting Language (XBRL); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Consolidated Financial Statements.	-	-	Filed herewith
104	Cover Page Interactive Data File (included in Exhibit 101)	-	-	Filed herewith

+Management contract or compensatory arrangement.

∧Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELAUWIT CONNECTION, INC.
By:	/s/ Barry Rubens
Name:	Barry Rubens
Title:	Chief Executive Officer
(principal executive officer)

Date: March 31, 2026

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Barry Rubens and Sean Arnette, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or would do in person, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Barry Rubens	Chief Executive Officer and Director	March 31, 2026
Barry Rubens	(principal executive officer)

/s/ Sean Arnette	Chief Financial Officer and Treasurer	March 31, 2026
Sean Arnette	(principal financial officer)

/s/ Kyle Huffman	Chief Accounting Officer	March 31, 2026
Kyle Huffman	(principal accounting officer)

/s/ Daniel McDonough, Jr.	Executive Chairman	March 31, 2026
Daniel McDonough, Jr.

/s/ Taylor Jones	President, Chief Technology Officer and Director	March 31, 2026
Taylor Jones

/s/ Scott Barton	Director	March 31, 2026
Scott Barton

/s/ Elbert Gene Basolis, Jr.	Director	March 31, 2026
Elbert Gene Basolis, Jr.

/s/ Frederick Berk	Director	March 31, 2026
Frederick Berk

/s/ Leslie Goodman	Director	March 31, 2026
Leslie Goodman

/s/ Glenn Josephs	Director	March 31, 2026
Glenn Josephs

/s/ David O’Brien	Director	March 31, 2026
David O’Brien

/s/ Roger Shannon	Director	March 31, 2026
Roger Shannon