Form 10-Q
period 2026-03-31
Elauwit Connection, Inc.
filed 2026-05-15
CIK 2063863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

(704) 558-3099

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ELWT	The Nasdaq Stock Market LLC

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

As of May 8, 2026, 6,619,796 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

ELAUWIT CONNECTION, INC.

Unaudited Condensed Balance Sheets

(in thousands, except share and par value data)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$3,534	$6,154
Accounts receivable, net of allowance for credit losses of $429 and $303, respectively	3,190	2,407
Inventories	1,028	1,004
Network financing receivable, current	213	213
Prepaid expenses and other current assets	443	550
Total current assets	8,408	10,328
Network financing receivable	1,025	1,078
Lease right-of-use assets, net	14	28
Net investment in lease	446	483
Other non-current assets	26	26
TOTAL ASSETS	$9,919	$11,943
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Deferred revenue	$3,811	$2,886
Accounts payable	1,094	1,813
Accrued expenses and other current liabilities	563	495
Operating lease liabilities, current	14	29
Related party debt, current	778	804
Note payable, current	199	196
Total current liabilities	6,459	6,223
Related party debt, net of current	446	506
Note payable, net of current	442	490
Deferred revenue, net of current	293	308
TOTAL LIABILITIES	7,640	7,527

Commitments and contingencies (see Note 13)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 100,000 authorized as of March 31, 2026 and December 31, 2025; 0 outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 14,900,000 shares authorized; 6,619,796 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional Paid-in Capital	19,034	19,009
Accumulated deficit	(16,755)	(14,593)
Total stockholders’ equity	2,279	4,416
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,919	$11,943

See accompanying notes to unaudited condensed financial statements.

ELAUWIT CONNECTION, INC.

Unaudited Condensed Statements of Operations

(in thousands, except share and per value data)

	For the three months ended March 31,
	2026	2025
Revenues
Revenues	$4,430	$5,446
Cost of revenues
Cost of revenues	3,603	4,187
Gross profit	827	1,259
Operating expenses
General and administrative	2,884	1,606
Sales and marketing	143	22
Total operating expenses	3,027	1,628
Loss from operations	(2,200)	(369)
Other expense, net
Interest income (expense), net	38	(73)
Total other income (expense), net	38	(73)
Loss from operations before income taxes	(2,162)	(442)
Income tax expense	—	—
Net loss	(2,162)	(442)
Net loss per share, basic and diluted	$(0.33)	$(0.09)
Weighted average common shares used in computing net loss per share, basic and diluted	$6,619,796	$5,000,000

See accompanying notes to unaudited condensed financial statements.

ELAUWIT CONNECTION, INC.

Unaudited Condensed Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

For the three months ended March 31, 2026 and 2025

	Common Stock						Stockholders’ Equity
										Total
			Class A		Class B		Additional		Stock	Stockholders’
	Common Stock		Common Stock		Common Stock		Paid-In-	Accumulated	Subscription	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balance at December 31, 2025	6,619,796	$—	—	$—	—	$—	$19,009	$(14,593)	$—	$4,416
Stock based compensation	—	—	—	—	—	—	25	—	—	25
Net loss	—	—	—	—	—	—	—	(2,162)	—	(2,162)
Balance at March 31, 2026	6,619,796	$—	—	$—	—	$—	$19,034	$(16,755)	$—	$2,279

	Common Stock						Stockholders’ Equity (Deficit)
										Total
			Class A		Class B		Additional		Stock	Stockholders’
	Common Stock		Common Stock		Common Stock		Paid-In-	Accumulated	Subscription	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balance at December 31, 2024	—	$—	2,497,950	$—	2,502,050	$—	$5,859	$(10,365)	$(30)	$(4,536)
Repayment of stock subscription receivable	—	—	—	—	—	—	—	—	30	30
Net loss	—	—	—	—	—	—	—	(442)	—	(442)
Balance at March 31, 2025	—	$—	2,497,950	$—	2,502,050	$—	$5,859	$(10,807)	$—	$(4,948)

See accompanying notes to unaudited condensed financial statements.

ELAUWIT CONNECTION, INC.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	For the three months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,162)	$(442)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	25	—
Provision for credit losses	126	—
Right of use asset amortization expense	14	12
Changes in operating assets and liabilities:
Accounts receivable	(909)	(1,520)
Network financing receivable	53	(389)
Inventories	(23)	592
Prepaid expenses and other assets	107	15
Accounts payable	(719)	628
Accrued expenses and other current liabilities	66	(59)
Deferred revenue	910	(317)
Related party payables	—	(56)
Net investment in lease	37	11
Lease right-of-use lease liabilities payments	(14)	(11)
Net cash used in operating activities	(2,489)	(1,536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party debt	—	1,000
Proceeds from SAFE issuance	—	1,000
Repayment of related party debt	(86)	(111)
Repayment of notes payable	(45)	(58)
Proceeds from payment of stock subscription receivable	—	30
Net cash provided by (used in) financing activities	(131)	1,861
NET CHANGE IN CASH	(2,620)	325
CASH, beginning of period	6,154	287
CASH, end of period	$3,534	$612
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	54	62
SUPPLEMENTAL NONCASH DISCLOSURE INVESTING AND FINANCING:
Lease liabilities arising from obtaining right-of-use asset	$—	$25

See accompanying notes to unaudited condensed financial statements.

ELAUWIT CONNECTION, INC.

Notes to Unaudited Condensed Financial Statements

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

On September 13, 2024 (the “Closing Date”), Legacy Elauwit Connection, Inc., a Delaware corporation, incorporated in December 2019 (“Legacy Elauwit”) and DeltaMax, Inc. (“DeltaMax”), a privately-held Delaware corporation, consummated a merger transaction (the “Merger”), with DeltaMax being the legal successor or surviving corporation. As part of the Merger, DeltaMax changed its name to Elauwit Connection, Inc. and issued an aggregate of 5,000,000 Merger Shares (2,497,950 Class A and 2,502,050 Class B) to the owners of Legacy Elauwit based on a 4.11795 share exchange ratio. Prior to the Merger, DeltaMax was a non-operating shell company.

The Merger was accounted for as a reverse recapitalization, with Legacy Elauwit determined to be the accounting acquirer. Accordingly, the unaudited condensed financial statements of the Company represent a continuation of the financial statements of Legacy Elauwit, with the exception of legal capital. Periods prior to the Merger have common stock restated at the 4.11795 share exchange ratio. The accumulated deficit of Legacy Elauwit has been carried forward after the Closing. No goodwill or other intangible assets were recorded as the transaction did not constitute the acquisition of a business.

Initial Public Offering

On November 4, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Craig‑Hallum Capital Group LLC, as representative of the underwriters (the “Representative”), in connection with an underwritten public offering (the “Offering”) of 1,667,000 shares of common stock at a public offering price of $9.00 per share. The underwriters agreed to purchase the shares at a 7.0% discount to the public offering price, and the Company granted the Representative a 45‑day option to purchase up to an additional 250,050 shares of common stock to cover over‑allotments, if any. The Offering closed on November 6, 2025, and on November 24, 2025 the Company closed on the partial exercise of the Representative’s over-allotment option for an additional 68,989 shares of common stock. The remaining portion of the over-allotment option to purchase 181,061 shares of common stock expired unexercised upon the expiration of the 45-day option period. Gross proceeds from the Offering and the partial exercise of the over-allotment option were approximately $15.0 million and $0.6 million, respectively. The Company incurred additional offering expenses, inclusive of the underwriter discounts, of approximately $2.0 million, which were recorded as deferred offering costs and reclassified to additional paid‑in capital upon completion of the Offering.

Pursuant to the Underwriting Agreement, the Company agreed to issue to the Representative, as a portion of the underwriting compensation payable to the Representative, warrants to purchase 116,690 shares of common stock (representing 7% of the number of shares of common stock sold in the Offering) (the “Representative’s Warrants”). In connection with the closing of the partial over-allotment option exercise on November 24, 2025, the Company also issued Representative’s Warrants to purchase up to 4,830 shares of common stock to the Representative. The Representative’s Warrants are exercisable at $10.35 per share, are initially exercisable on May 2, 2026 and expire on November 2, 2030.

Put Right Conversion

Prior to the Offering, we entered into a Put-Call Agreement, as amended (the “Put-Call Agreement”), with Baron Hunter Group, LLC (“Baron Hunter”) and Steele Creek Partners LLC (“Steele Creek”), which governs certain rights between the Company and related parties regarding the purchase and sale of common stock. Baron Hunter, of which Daniel McDonough, Jr., our Executive Chairman is the managing member, and Steele Creek, of which Barry Rubens, our Chief Executive Officer is the managing member, were granted the right to sell to Elauwit (the “Put Option”) up to $1.0 million in shares of common stock at a discount of 10% below the offering price. On November 13, 2025, both Baron Hunter and Steele Creek exercised their respective Put Options. On November 14, 2025, the Company repurchased 123,456 shares of common stock from each of Baron Hunter and Steele Creek at a price of $8.10 per share, resulting in total payments of $1.0 million to each of Baron Hunter and Steele Creek.

Related Party Debt Payoff

On November 7, 2025, the Company repaid all outstanding principal and accrued interest related to the Endurance Loan (as defined below), the Endurance Business Loan (as defined below), the Endurance Promissory Note (as defined below), and the Second Endurance Promissory Note (as defined below), thereby satisfying these obligations in full. See Note 6 for additional information regarding these related party financing arrangements.

Related Party Payables Payoff

On November 7, 2025, the Company repaid the outstanding principal and interest on the Management Agreement (as defined below) and the Deferred Compensation Agreement (as defined below), thereby satisfying these obligations in their entirety. See Note 8 for additional information regarding these related party payables.

Going Concern

As of March 31, 2026, the Company had cash of approximately $3.5 million and net working capital of approximately $1.9 million. The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception, with an accumulated deficit of approximately $16.8 million as of March 31, 2026. During the three months ended March 31, 2026 the Company had used approximately $2.5 million in cash for operating activities.

These historical conditions raised substantial doubt about the Company’s ability to continue as a going concern. On November 6, 2025, the Company completed the Offering, raising gross proceeds of approximately $15.0 million. As of March 31, 2026, the Company had no required debt repayments other than scheduled monthly principal and interest payments on its outstanding promissory note with Motherlode (as defined below) and Network Service Agreements (see Notes 6 and 7).

On May 14, 2026, the Company’s entered into a new $2.0 million business loan agreement (the “May 2026 Term Loan”) with Endurance Opportunities (as defined below), an existing related-party lender. In connection with the May 2026 Term Loan, the Company issued a commercial promissory note in favor of Endurance Opportunities with a principal amount of $500 thousand (the “May 2026 Note”) and agreed to issue three additional commercial promissory notes in favor of Endurance Opportunities, each with a principal amount of $500 thousand. The May 2026 Note has a maturity date of 36 months and bears interest at 15.5% per annum on the outstanding principal balance. Monthly payments of interest are required under the May 2026 Note with the outstanding principal amount of the May 2026 Note due on the maturity date. Each subsequent commercial promissory note issued in accordance with the May 2026 Term Loan will have the same terms and conditions as the May 2026 Note. The Company intends to use the proceeds for general working capital and continued network deployment activities. See Note 16 — Subsequent Events.

Management expects operating losses and negative cash flows from operations to continue for the foreseeable future as the Company invests in its commercial capabilities; however, management expects such losses and negative cash flows to decrease over time as the Company scales its operations and grows its revenue base. In evaluating the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued, management considered the Company’s current liquidity position, including net proceeds from the Offering, the planned $2.0 million inflow from the May 2026 Term Loan, forecasted cash flows reflecting the anticipated improvement in operating results, and the ability, if necessary, to reduce discretionary spending and other operating costs to preserve liquidity. Based on this assessment, management has concluded that the Company’s current liquidity position and expected cash flows are sufficient to fund operations for at least the next twelve months, and that substantial doubt about the Company’s ability to continue as a going concern does not exist as of the date these financial statements are issued.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain footnotes and other financial information normally required by U.S. GAAP have been condensed or omitted in accordance with instructions for interim financial information and Article 8 of Regulation S-X. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of March 31, 2026 and 2025. The operating results herein are not necessarily an indication of the results that may be expected for the year, or any future periods. The unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the years ended

December 31, 2025 and 2024, as included in the Form 10-K dated March 31, 2026 and filed with the Securities and Exchange Commission (“SEC”).

Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, the Motherlode Promissory Note, which was previously included within Related Party Debt, has been reclassified and presented separately as Notes Payable to reflect that Motherlode ceased to be a related party of the Company in April 2024 (see Note 7 — Notes Payable). These reclassifications did not affect previously reported total liabilities, total stockholders’ equity, net loss, or cash flows for any period presented.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management include assumptions used in estimates of future credit losses under the current expected credit loss impairment model, valuation of SAFE liabilities, revenue recognition, including cost estimates and percentage complete, provisions for income taxes and related valuation allowances and tax uncertainties. On an ongoing basis, management reviews these estimates and assumptions based on currently available information. Actual results could differ from these estimates.

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

Accounts receivable are subject to the risk that the Company’s customers will not pay the amounts due. The Company has established credit and collection policies to mitigate that risk. As of March 31, 2026, the Company had four customers that accounted for approximately 61% of the Company’s accounts receivable balance, comprising 22%, 16%, 12%, and 11%, respectively. During the three months ended March 31, 2026, the Company had four customers that accounted for approximately 60% of the Company’s total revenues, comprising 19%, 17%, 14% and 10%, respectively.

As of December 31, 2025, the Company had four customers that accounted for approximately 59% of the Company’s accounts receivable balance, comprising 29%, 17%, 8% and 5%. During the three months ended March 31, 2025, the Company had two customers that accounted for approximately 55% of the Company’s total revenues, comprising 43% and 12%.

Segment Reporting

The Company determines its reportable segments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”). The Company evaluates a reporting segment by first identifying its operating segments under ASC 280. The Company then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reportable segments. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated.

The Company has one operating segment and one reportable segment. The Company identifies the Chief Operating Decision Maker (“CODM”) to be a group consisting of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”). The Company’s principal operations are in the United States. The CODM utilizes and regularly reviews gross profit and loss from operations as measures of segment profit or loss. These measures enable the CODM to access the overall level of available resources and determine how best to deploy resources.

A reconciliation of total segment revenues to total revenues, which is the same as revenues as presented on the accompanying unaudited condensed statements of operations, and of total segment gross profit and segment operating income (loss) which aggregates to total operating income (loss) from operations is as follows (in thousands):

	For the three months ended March 31,
	2026	2025
Revenues	$4,430	$5,446

Less:
Cost of revenues	3,603	4,187
Segment gross profit	827	1,259

Less(1):
Segment compensation expenses (2)	1,547	752
Segment travel expenses (3)	163	56
Other segment expenses (4)	1,317	820
Segment operating loss	$(2,200)	$(369)
(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Compensation related expenses primarily include salaries and related payroll tax expenses.
(3)	Travel related expenses primarily include travel expenses.
(4)	Other segment expenses for each reportable segment includes all other operating expenses such as management fees, professional fees, insurance, rent and other.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less to be cash equivalents. As of March 31, 2026, and December 31, 2025 cash equivalents consisted of money market funds. Money market funds are invested primarily in U.S. government securities and are recorded at fair value, which approximates cost due to their highly liquid nature and short maturities.

The Company maintained $36 thousand of deposits in financial institutions in excess of federally insured limits of $250 thousand at March 31, 2026. The Company has not experienced any losses in such accounts and management believes it is not exposed to significant credit risk on its cash deposits.

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

Under the current expected credit losses (“CECL”) impairment model, the Company develops and documents its allowance for credit losses on trade accounts receivable, unbilled receivables, and network financing receivables. The Company applies different estimation methodologies depending on the nature of the asset class. For trade accounts receivable, the Company uses an aging schedule method, under which reserve percentages of 50%, 75%, and 100% are applied to invoices aged 91–120 days, 121–180 days, and over 180 days past due, respectively. Invoices aged 90 days or fewer are reserved at a de minimis rate supported by historical collection experience. For unbilled receivables and network financing receivables, the Company uses a historical loss rate method. No write-offs or credit losses have been recorded on unbilled receivables or network financing receivables since inception, resulting in a historical loss rate of zero; accordingly, no allowance has been recorded against these balances as of March 31, 2026 and December 31, 2025. The Company also considers reasonable and supportable current information in determining its estimated loss rates, such as external forecasts, macroeconomic trends or other factors including customers’ credit risk and historical loss experience. At March 31, 2026 and December 31, 2025, no macroeconomic factors were noted that would impact the Company’s expected credit losses.

Effective for the year ended December 31, 2025, the Company changed its estimation methodology for trade accounts receivable from a historical loss rate method to an aging schedule method, accounted for prospectively as a change in accounting estimate. The change reflects a refinement in the Company’s measurement approach driven by the growth of the accounts receivable portfolio and the availability of more granular invoice-level aging data, which now support a more precise estimate of expected credit losses. No prior periods have been restated.

The adequacy of the allowance is evaluated on a regular basis. Account balances are written off after all means of collection are exhausted and the balance is deemed uncollectible. Subsequent recoveries are credited to the allowance. Changes in the allowance are recorded as adjustments to provision for credit losses in the period incurred. At March 31, 2026 and December 31, 2025 the Company recorded an allowance for expected credit losses of approximately $0.4 million and $0.3 million, respectively, related entirely to trade accounts receivable.

Inventories

The Company’s inventories are stated at the lower of cost or net realizable value, using specific identification method. The Company’s inventories consists completely of items procured but not yet assigned or shipped to a specific job site and finished goods inventory. Indirect costs relating to long-term contracts, which include expenses such as general and administrative, are charged to expense as incurred. During the three months ended March 31, 2026 and 2025 charges to inventory were insignificant.

Deferred Financing or Offering Costs

The Company allocates offering costs to the different components of the capital raise on a pro rata basis. Offering costs allocated to common stock are charged directly to additional paid‑in capital.

The Company accounts for deferred offering costs in accordance with FASB ASC Topic 340, Other Assets and Deferred Costs, and Staff Accounting Bulletin Topic 5A. Deferred offering costs consist primarily of legal, accounting, consulting, and underwriting fees directly attributable to the Offering.

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

Once the Company determines that a financial instrument should not be classified as a liability, the Company determines whether the financial instrument should be presented between the liability section and the equity section of the unaudited condensed balance sheets. The Company will determine temporary equity classification if the redemption of the financial instrument is outside the control of the Company (i.e. at the option of the holder). Otherwise, the Company accounts for the financial instrument as permanent equity.

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

Costs to obtain contracts

The Company incurs incremental costs to obtain contracts with their customers for certain contracts, specifically sales commissions. These costs are initially capitalized and amortized over the contract term. As of March 31, 2026 and 2025, the Company had approximately $220 thousand and $173 thousand, respectively, of costs to obtain contracts capitalized which are presented within prepaid expenses and other current assets. The Company recognized approximately $3 thousand and $0 of amortization of costs to obtain contracts for the three months ended March 31, 2026 and 2025, respectively, which is included in sales and marketing expense in the accompanying unaudited condensed statements of operations.

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

Deferred Revenue and Unbilled Receivables

The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on its unaudited condensed balance sheets. Under typical payment terms for its contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms. For certain contracts, billings occur subsequent to revenue recognition, resulting in unbilled receivables. Under ASC 606, unbilled receivables constitute contract assets. For certain contracts, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to-date results in a contract liability.

Shipping and Handling Costs

Shipping and handling costs charged to customers are included in revenue, while all other shipping and handling costs are included in cost of revenues in the accompanying unaudited condensed statements of operations. Shipping and handling costs were not material during the three months ended March 31, 2026 and 2025.

Advertising and Marketing

Advertising and marketing costs are expensed as incurred and included in sales and marketing expense. Advertising and marketing costs were $143 thousand and $22 thousand for the three months ended March 31, 2026 and 2025, respectively.

Leases

Operating lease assets are included within lease right-of-use assets, net and operating lease liabilities are included in operating lease liabilities, current and operating lease liabilities, net of current on the unaudited condensed balance sheets as of March 31, 2026 and December 31, 2025. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. Lease payments for short-term leases are recognized on a straight-line basis over the term of the lease. All other lease right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because the Company’s lease does not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

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

Share-Based Compensation

The Company accounts for share-based compensation in accordance with FASB ASC Topic 718, Compensation—Stock Compensation. Compensation cost for share-based awards granted to employees, directors, and officers is measured at the grant-date fair value of the award and recognized as expense over the requisite service period, which is generally the vesting period of the award. The fair value of restricted stock units is determined based on the closing price of the Company’s common stock on the grant date. The fair value of stock options is determined using the Black-Scholes option pricing model, which requires the use of subjective assumptions including expected term, expected volatility, risk-free interest rate, and expected dividend yield. The Company has elected to recognize forfeitures as they occur in accordance with ASU 2016-09. The Company adopted the Elauwit Connection, Inc. 2025 Stock Incentive Plan (the “Plan”) in November 2025. See Note 12 — Stock-Based Compensation for additional information regarding the Plan and stock-based compensation activity for the period.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2026 and December 31, 2025, no liability for unrecognized tax benefits was required to be recorded.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of operating expenses. There were no amounts accrued for penalties and interest as of March 31, 2026 and December 31, 2025. The Company does not expect its uncertain tax positions to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Fair Value Measurements

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an ordinary transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

●	Level 1 - quoted prices in active markets for identical assets or liabilities;
●	Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable; and
●	Level 3 - inputs that are unobservable.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts in the unaudited condensed balance sheets, primarily due to their short-term nature. Based upon current borrowing rates with similar maturities the carrying value of long-term debt, and related party loans payable approximates fair value. The estimated fair value of the Company’s SAFE liabilities is based on Level 3 inputs. Refer to Note 10.

Recently Adopted Accounting Standards

In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid, among other amendments to enhance the effectiveness of income tax disclosures. The Company adopted ASU 2023-09 prospectively for the annual reporting period ended December 31, 2025. The adoption resulted in enhanced disclosure requirements but did not have a material impact on the Company’s unaudited condensed financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The Company adopted ASU 2024-04 on January 1, 2026 on a prospective basis. The adoption did not have an impact on the Company’s unaudited condensed financial statements as the Company has no convertible debt outstanding.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 introduces a practical expedient that permits entities to assume that current conditions as of the balance sheet date remain unchanged throughout the remaining life of the asset when developing an estimate of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The Company adopted ASU 2025-05 on January 1, 2026. The Company did not elect to apply the practical expedient and continues to apply its existing methodology for estimating expected credit losses on current trade accounts receivable, as described above. The adoption did not have a material impact on the Company’s unaudited condensed financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public business entities to disclose, in interim and annual reporting periods, additional information about specified categories of expenses included in commonly presented income statement line items (such as cost of revenues and selling, general and administrative expenses). In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”), which clarifies that the amendments in ASU 2024-03 are effective for all public business entities for annual reporting periods beginning after December 15, 2026 and for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either on a prospective or retrospective basis. The Company is currently assessing the potential impact that ASU 2024-03, as clarified by ASU 2025-01, will have on its unaudited condensed financial statement disclosures and has not yet selected an adoption method or elected to early adopt.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 modernizes the cost recognition guidance for internal-use software development costs by replacing the existing project-stage based model with a principles-based framework, incorporates website development guidance previously codified in Subtopic 350-50, and updates certain disclosure requirements. ASU 2025-06 is effective for all entities for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently assessing the potential impact that ASU 2025-06 will have on its unaudited condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s unaudited condensed unaudited financial statement presentation or disclosures.

Note 3. Revenue and Deferred Revenue

The following table provides the Company’s revenues disaggregated by revenue stream (in thousands):

	For the three months ended March 31,
	2026	2025
Revenue:
Network design and installation	$3,377	$4,971
Internet network services and hardware and internet service	1,053	475
Total	$4,430	$5,446

Remaining performance obligations represent the transaction price of Company orders for which work has not been performed as of the end of a fiscal period and for contracts with substantive termination penalties. As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $38.1 million (which represents the amount of the Company’s backlog). $7.6 million of the backlog relates to the network design and installation performance obligations and $30.5 million relates to internet network services and hardware and internet services performance obligations. Additionally, $3.7 million of the Company’s backlog relates to jobs that are contracted but not yet started as of March 31, 2026. The Company estimates that approximately $13.7 million of the remaining performance obligations as of March 31, 2026 will be completed and recognized as revenue during 2026, with the remainder recognized between 2027 and 2032.

Changes in the Company’s current deferred revenue balance for the three months ended March 31, 2026 and 2025, were as follows (in thousands):

Deferred Revenues
Balance as of January 1, 2025	$6,215
Additions included in deferred revenue as of end of period	2,841
Revenue recognized from opening balance	(3,158)
Balance as of March 31, 2025	5,898

Balance as of January 1, 2026	3,194
Additions included in deferred revenue as of end of period	4,138
Revenue recognized from opening balance	(3,228)
Balance as of March 31, 2026	$4,104

Deferred revenue balances primarily consist of customer deposits and billings in excess of revenue, for which the Company has a contractual right to bill, related to the Company’s network design and installation performance obligations. As of March 31, 2026, the Company’s deferred revenue balance of $4.1 million was classified as $3.8 million in current liabilities and $0.3 million in non-current liabilities in the accompanying unaudited condensed balance sheets. The non-current portion represents the value of operating expense buydown commitments with remaining performance periods extending beyond twelve months. As of December 31, 2025, the Company’s deferred revenue balance of $3.2 million was classified as $2.9 million in current liabilities and $0.3 million in non-current liabilities.

Changes in the Company’s network financing receivable balance for the three months ended March 31, 2026 and 2025, were as follows (in thousands):

Network financing receivable
Balance as of January 1, 2025	$513
Additional unbilled revenue recognized	406
Amounts billed during the period	(17)
Balance as of March 31, 2025	$902

Balance as of January 1, 2026	$1,291
Additional unbilled revenue recognized	—
Amounts billed during the period	(53)
Balance as of March 31, 2026	$1,238

Note 4. Accounts Receivable

Receivables are recorded and carried at the original invoiced amount or, for unbilled receivables, at the recognized revenue amount less an allowance for credit losses (in thousands).

	March 31, 2026	December 31, 2025
Trade accounts receivable	$2,714	$1,997
Unbilled receivables	905	713
Allowance for credit losses	(429)	(303)
Accounts receivable	$3,190	$2,407

Trade accounts receivable and unbilled receivables as of December 31, 2025 was $2.0 million and $0.7 million, respectively. Trade accounts receivable represent amounts billed to customers for services rendered and network infrastructure installed or where we have a contractual right to bill. Unbilled receivables represent revenue recognized in excess of amounts billed to customers, primarily related to the allocation of contract consideration for network design and installation services recognized over time. As of March 31, 2026, the Company had unbilled receivables of approximately $0.9 million, which are expected to be billed within the next twelve months.

As of March 31, 2026 and December 31, 2025, the Company recorded an allowance for credit losses of approximately $0.4 million and $0.3 million, respectively.

Note 5. Leases

Lessee

During the three months ended March 31, 2026 and 2025, operating lease expense was $14 thousand and $14 thousand, respectively. During the three months ended March 31, 2026 and 2025, the Company had a short-term lease expense of $18 thousand and $10 thousand, respectively. During the three months ended March 31, 2026 and 2025, the Company had variable lease expense of $7 thousand and $20 thousand, respectively.

The lease liability is based on the present value of its unpaid minimum lease payments over the lease term, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the incremental borrowing rate which is the rate the Company pays to borrow on a collateralized basis.

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases, as of March 31, 2026:

Weighted average remaining lease term (in years) - operating leases	0.25
Weighted average discount rate - operating leases	6.46%

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

Future lease payments for all lease obligations as of March 31, 2026 for the following fiscal year and thereafter are as follows (in thousands):

Year ending December 31:	Operating Lease
2026	$14
Total minimum lease payments	14
Less effects of discounting	—
Present value of future minimum lease payments	$14

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

The Company had net investment in sales-type leases as of March 31, 2026 and December 31, 2025 of $0.4 and $0.5 million, respectively.

The table below reconciles the undiscounted cash flows to be received to the net investment in sales-type leases recorded in the unaudited condensed balance sheets (in thousands):

2026 (remainder)	$77
2027	102
2028	102
2029	102
2030	102
Thereafter	163
Total minimum lease payments	648
Less: unearned interest	(202)
Net investment in sales-type leases	$446

Interest income recognized on lease arrangements is included in interest expense, net, on the unaudited condensed statements of operations, and is presented below (in thousands):

	For the three months ended March 31,
	2026	2025
Lease income - sales-type leases	$12	$14
Total lease income	$12	$14

Note 6. Related Party Debt

The Company’s related party debt consisted of (in thousands):

	March 31, 2026	December 31, 2025
Related Party Debt, current:
Network Service Agreements, current	$778	$804
Network Service Agreements, net of current	446	506
Related Party Debt total	$1,224	$1,310

Network Service Agreements

The Company has entered into a certain network service agreement (the “Network Service Agreements” or the “NSAs”) with various customers, pursuant to which the Company will perform or has performed the design, installation, and management of a telecommunications network for the customer in financed project amounts ranging from $50 thousand to $550 thousand (the “Project Financing”). During the three months ended March 31, 2026 and 2025, the Company did not enter into any NSAs. The Company notes $0.5 million of the amount financed during 2024 relates to the sales-type lease (see Note 5). As of March 31, 2026 and December 31, 2025, the NSAs had aggregate carrying balances of approximately $1.2 million and $1.3 million, respectively. Repayments on the NSAs are made monthly and range from $21 thousand to $28 thousand.

As part of each Project Financing, the Company sold an undivided interest in the NSA, to Endurance Opportunities, and interest shall accrue at a rate of 16.5% per annum, with respect to any payments owed to Endurance Opportunities by the Company, or advances owed to Endurance Opportunities by the Company, not made when due. In exchange, for the financing, the Company and Endurance Opportunities have entered into various participation and agency agreements (the “Participation and Agency Agreements), whereby Endurance Opportunities is granted an undivided participation interest entitling Endurance Opportunities to receive payments in relation to each respective NSA. At any time the Participation and Agency Agreement is outstanding, the Company shall have the right to repurchase Endurance’s interest at par value, with par meaning all outstanding principal, unpaid interest, and fees. If Endurance Opportunities’ interest under these Participation and Agency Agreements remains outstanding twenty four (24) months after the service activation date under each respective NSA, Endurance Opportunities shall have the option to require repurchase by the Company of Endurance Opportunities’ interest, at par value. As a result at March 31, 2026, certain of the network financing arrangements are fully classified as current due to this provision. Interest expense related to these network service agreements are presented net of interest income received from network financing receivables, which accrues interest income at the same rate as the NSAs.

Endurance Loan (April 1, 2024)

On April 1, 2024 the Company entered into a fixed rate loan agreement (the “Endurance Loan”) with Endurance Opportunities I LLC (“Endurance Opportunities”), a related party controlled by Endurance Financial LLC (‘Endurance Financial’), which is an entity controlled by certain of the Company’s directors and members of management. Under the agreement, Endurance Opportunities loaned $1.0 million to the Company in exchange for the Endurance Loan. The Endurance Loan had a maturity date of May 1, 2029 and bore interest at 18.0%, compounded annually. Monthly payments were required under the Endurance Loan of $15 thousand through October 2024 and $19 thousand, thereafter through maturity. For the three months ended March 31, 2026 and 2025, the Company incurred $0 thousand, and $26 thousand of interest expense, respectively, which is recognized in interest expense in the unaudited condensed statements of operations. In connection with the Offering, the Endurance Loan was fully settled prior to December 31, 2025.

Endurance Business Loan (November 12, 2024)

On November 12, 2024, the Company entered into a fixed rate loan agreement (the “Endurance Business Loan”) with Endurance Opportunities, a related party, where Endurance Opportunities loaned $0.3 million to the Company. The Endurance Business Loan had a maturity date of May 2026 and bore interest at 16.5% per year. As of March 31, 2026 and March 31, 2025, the Company incurred $0 thousand and $10 thousand of interest expense, respectively, which is recognized in interest expense in the unaudited condensed statements of operations. In connection with the Offering, the Endurance Business Loan was fully settled prior to December 31, 2025.

Endurance Promissory Note (March 1, 2025)

On March 1, 2025, the Company entered into a fixed rate loan agreement (the “Endurance Promissory Note”) with Endurance Financial, where Endurance Financial loaned $0.5 million to the Company. The Endurance Promissory Note had a maturity date of eighteen months and bore interest at 16.5%. Quarterly payments of interest were required with outstanding principal amount of the loan due on the maturity date. For the three months ended March 31, 2026 and 2025 the Company incurred $0 thousand and $7 thousand, respectively, of interest expense which is recognized in interest expense in the unaudited condensed statements of operations. In connection with the Offering, the Endurance Promissory Note was fully settled prior to December 31, 2025.

Second Endurance Promissory Note (March 25, 2025)

On March 25, 2025, the Company entered into a fixed rate loan agreement (the “Second Endurance Promissory Note”) with Endurance Financial, where Endurance Financial loaned $0.5 million to the Company. The Second Endurance Promissory Note had a maturity date of ninety days and bore interest at 16.5%. Monthly payments of interest were required with outstanding principal amount of the loan due on the maturity date. For the three months ended March 31, 2025, the Company incurred $2 thousand of interest expense, which is recognized in interest expense in the unaudited condensed statements of operations. On July 7, 2025, the Second Endurance Promissory Note was modified to extend the term of the note an additional 90 days, to September 25, 2025. All other provisions of the loan remained the same. The debt modification was deemed not substantive and was accounted for as a debt modification. On September 24, 2025, the Second Endurance Promissory Note was modified to extend the term of the note to October 31, 2025. All other provisions of the previously modified loan remain the same. The debt modification was deemed not substantive and was accounted for as a debt modification. In connection with the Offering, the Second Endurance Promissory Note was fully settled prior to December 31, 2025.

As of March 31, 2026 the future minimum principal payments on all related party debt, excluding accrued interest amounts, were as follows (in thousands):

Future Minimum Principal
Years ending December 31:	Payments

2026 (remainder)	$256
2027	341
2028	341
2029	242
2030	44
Total future payments	$1,224

Note 7. Notes Payable

Notes payable consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Motherlode Promissory Note, current	$199	$196
Motherlode Promissory Note, net of current	442	490
Total note payable	$641	$686

Motherlode Promissory Note (April 12, 2024)

On April 12, 2024, the Company entered into a promissory note (the “Motherlode Promissory Note”) with Motherlode, LLC (“Motherlode”), pursuant to which Motherlode loaned the Company $1.0 million. The Motherlode Promissory Note bears interest at 6.0% per annum, compounded annually, requires monthly principal and interest installments of $19 thousand, and matures on April 30, 2029. Motherlode was a related party of the Company at the time the Motherlode Promissory Note was issued, and ceased to be a related party of the Company effective April 12, 2024. For the three months ended March 31, 2026 and 2025, the Company incurred interest expense of $10 thousand and $13 thousand, respectively, related to the Motherlode Promissory Note, which is included in interest expense, net in the accompanying unaudited condensed statements of operations. As of March 31, 2026 and December 31, 2025, the outstanding principal balance of the Motherlode Promissory Note was $0.6 million and $0.7 million, respectively.

As of March 31, 2026 the future minimum principal payments on notes payable, excluding accrued interest amounts, were as follows (in thousands):

Future Minimum Principal
Years ending December 31:	Payments
2026 (remainder)	$148
2027	208
2028	221
2029	64
Total future payments	$641

Note 8. Related Party Payables

Management Agreement (December 6, 2019, was not renewed post 2022)

On December 6, 2019 the Company entered into a management agreement (the “Management Agreement”) with Elauwit Connection, LLC, a Wyoming limited liability company (“Elauwit LLC”), a related party, that was dissolved in October 2024, whereby certain key persons of Elauwit LLC, provided management services to manage all aspects of the Company, subject to supervision and oversight by the Company’s board of directors (the “Board”). The key persons (“Key Persons”) who supervised all services include the Executive Chairman and the Chief Executive Officer of the Company. In consideration of the services provided by the Key Persons, the Company paid Elauwit LLC a sum of $45 thousand per month during the initial year of the Management Agreement, subject to potential annual increases and other compensation, as determined by the Board. The term of the agreement was three (3) years commencing on December 1, 2019 and terminated on November 30, 2022. Beginning in December 2020, the Key Persons elected to defer portions of their consideration. On August 20, 2024, as part of the Deferred Compensation Agreement, defined below, the Company agreed to pay the Key Persons $0.5 million, at an interest rate of 3.25%, on cumulative balances owed. For the three months ended March 31, 2026 and 2025 the Company incurred $0 thousand, and $4 thousand of interest expense, respectively, which is recognized in interest expense in the unaudited condensed statements of operations. As of December 31, 2025 the deferred compensation had been repaid in full with the Offering in November 2025.

Subsequent to November 30, 2022, the Company continued making payments under an informal agreement to same Key Persons. For the three months ended March 31, 2026 and 2025, the Company incurred expenses of $0 thousand and $90 thousand, respectively, included in general and administrative expenses on the unaudited condensed unaudited condensed statements of operations.

Deferred Compensation Agreement (August 20, 2024)

On August 20, 2024 the Company entered into a deferred compensation agreement, as amended (the “Deferred Compensation Agreement”) with certain executives of the Company, whereby the executives, deferred a certain portion of their salaries. The deferred salaries bore interest of 3.25%, on all cumulative balances outstanding as of February 1, 2022. The Company agreed to pay each of the executives $2.5 thousand per month and there was no fixed maturity date. For the three months ended March 31, 2026 and 2025, the Company incurred 0 thousand and $1 thousand of interest expense, respectively, which is recognized in interest expense in the unaudited condensed statements of operations. As of December 31, 2025, the Deferred Compensation Agreement had been repaid in full with the Offering in November 2025.

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

Initial Public Offering

On November 4, 2025, the Company entered into the Underwriting Agreement with the Representative, for the Offering of 1,667,000 shares of common stock at a public offering price of $9.00 per share. The underwriters agreed to purchase the shares at a 7.0% discount to the public offering price. The Offering closed on November 6, 2025, resulting in gross proceeds of approximately $15.0 million. On November 24, 2025, the Company closed the sale of an additional 68,989 shares of common stock, representing the partial exercise of the Representative’s 45-day over-allotment option, resulting in additional gross proceeds of approximately $0.6 million. In total, the Company issued 1,735,989 shares of common stock in the offering for aggregate gross proceeds of approximately $15.6 million, before deducting underwriting discounts and commissions and other offering expenses. After deducting underwriting discounts and commissions of approximately $1.3 million and other offering costs of approximately $0.7 million, the Company received net proceeds of approximately $13.6 million. The underwriting discounts, commissions, and other offering costs were recorded as a reduction of additional paid-in capital.

Pursuant to the Underwriting Agreement, the Company issued to the Representative warrants to purchase an aggregate of 121,520 shares of common stock (representing 7% of the total shares sold in the Offering, including shares sold upon partial exercise of the over-allotment option). The Representative’s Warrants are exercisable at $10.35 per share, are initially exercisable beginning on May 2, 2026, and expire on November 2, 2030.

Put Right Settlement

In connection with the Put-Call Agreement, Baron Hunter and Steele Creek were each granted the right to sell to the Company up to $1.0 million in shares of common stock at a price of $8.10 per share, representing a 10% discount to the Offering price. On November 13, 2025, each of Baron Hunter and Steele Creek exercised its put option. On November 14, 2025, the Company repurchased an aggregate of 123,456 shares of common stock from each of Baron Hunter and Steele Creek, for an aggregate of 246,912 shares, at $8.10 per share, for aggregate cash consideration of approximately $2.0 million. The repurchased shares were retired.

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

The SAFE was recorded as a liability in accordance with the applicable accounting guidance due to the potential for the Company to settle the fixed outstanding balance of the SAFE liability in a variable number of shares. The initial fair value of the SAFE liability was $1.0 million. Subsequent changes in fair value at each reporting period are recognized in the unaudited condensed statements of operations as changes in fair value of SAFE liability. On November 6, 2025, upon the closing of the Offering, the SAFE liability was extinguished by automatic conversion into 130,719 shares of common stock. Accordingly, no SAFE liability was outstanding as of March 31, 2026 or December 31, 2025, and no gain or loss related to the SAFE was recognized in the unaudited condensed statements of operations for the three months ended March 31, 2025.

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

The Company incurred expenses of approximately $29 thousand and $14 thousand, respectively, related to matching contributions for the three months ended March 31, 2026 and 2025.

Note 12. Stock-Based Compensation

In November 2025, the Company adopted the Elauwit Connection, Inc. 2025 Stock Incentive Plan (the “Plan”), which permits the grant of stock options, restricted stock units (“RSUs”) and other stock-based awards. The Plan initially authorized 700,000 shares of common stock for issuance, subject to an annual evergreen increase.

On January 28, 2026, the Compensation Committee of the Board of Directors approved RSU awards to certain employees of the Company with an aggregate grant-date fair value of approximately $88 thousand (16,552 RSUs). The RSUs vest in full on the one-year anniversary of the grant date, subject to continued service. The grant-date fair value of the RSUs of $5.25 per share was determined based on the closing price of the Company’s common stock on the Nasdaq Capital Market on January 28, 2026. Compensation cost is recognized on a straight-line basis over the one-year requisite service period.

RSU activity for the three months ended March 31, 2026 was as follows:

		Weighted – Average
	Number of RSUs	Fair Value
Unvested at January 1, 2026	—	$—
Granted	16,552	5.25
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2026	16,552	$5.25

Stock-based compensation expense was $15 thousand for the three months ended March 31, 2026, included within general and administrative expense, and was zero for the three months ended March 31, 2025. As of March 31, 2026, total unrecognized compensation cost related to unvested RSUs was approximately $73 thousand, expected to be recognized over a weighted-average remaining requisite service period of approximately 0.83 years. See Note 16 — Subsequent Events for additional information regarding equity awards granted by the Company subsequent to March 31, 2026.

Note 13. Commitments and Contingencies

The Company is periodically involved in legal proceedings, legal actions and claims arising in the ordinary course of business. Management does not believe that there is any pending or threatened proceeding against the Company, which, if determined adversely, would have a material adverse effect on the Company’s business, results of operations, cash flows, or financial condition.

Note 14. Net Loss per Share

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

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because their inclusion would have been antidilutive:

	For the three months ended March 31,
	2026	2025
Representative’s Warrants	121,520	—
Restricted Stock Units	16,552	—
Total	138,072	—

In connection with the Company’s initial public offering in November 2025, the Company issued warrants to the Representative to purchase an aggregate of 121,520 shares of common stock at an exercise price of $10.35 per share. These warrants are initially exercisable on May 2, 2026 and expire on November 2, 2030. The warrants were excluded from the computation of diluted net loss per share for the three months ended March 31, 2026 because their effect would have been antidilutive. At March 31, 2025, there were no potentially dilutive securities outstanding.

Note 15. Income Taxes

The Company’s provision for income taxes is calculated by applying an estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusting for any discrete tax items recognized in the period, in accordance with FASB Accounting Standards Codification (“ASC”) 740-270, Income Taxes — Interim Reporting.

For the three months ended March 31, 2026 and 2025, the Company recorded no income tax expense or benefit. The Company’s effective tax rate was 0% for both periods, which differs from the U.S. statutory federal income tax rate of 21% primarily due to the recording of a full valuation allowance against the Company’s net deferred tax assets, which results in no current period income tax benefit being recognized on the Company’s pre-tax loss.

In assessing the realizability of its deferred tax assets, the Company considers all available positive and negative evidence, including its history of cumulative losses, projections of future taxable income, the reversal of existing taxable temporary differences, and prudent and feasible tax planning strategies. As a result of this assessment, the Company continues to conclude that it is more likely than not that the deferred tax assets will not be realized as of March 31, 2026, and accordingly continues to maintain a full valuation allowance against its net deferred tax assets. There were no material changes to the Company’s valuation allowance position during the three months ended March 31, 2026.

The Company did not recognize any material discrete tax items during the three months ended March 31, 2026 or 2025. On July 4, 2025, the OBBB Act, which includes a broad range of tax reform provisions, was signed into law in the United States. The Company evaluated the impact of the OBBB Act on its unaudited condensed financial statements as of and for the year ended December 31, 2025 and determined that it did not have a material impact on its income tax provision or effective tax rate. The Company does not currently expect the OBBB Act to have a material impact on its estimated annual effective tax rate for 2026 and continues to monitor any guidance issued thereunder.

As a result of the Company’s Offering completed in November 2025 (see Note 9), the Company may have experienced an “ownership change” within the meaning of Section 382 of the Internal Revenue Code. If an ownership change has occurred, the Company’s ability to utilize its U.S. federal and state net operating loss carryforwards and certain other tax attributes generated prior to the ownership change to offset future taxable income would be subject to annual limitations. The Company has not completed a formal Section 382 analysis as of the date of these financial statements. Any limitation is not expected to result in additional cash tax expense in the current period given the Company’s continued cumulative loss position and the related full valuation allowance against the deferred tax assets associated with the affected attributes.

As of March 31, 2026 and December 31, 2025, the Company had no liability for unrecognized tax benefits. There were no material changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2026, and the Company does not expect any material change in the next twelve months.

Note 16. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through May 14, 2026, the date the financial statements were issued.

Operating Lease Commitment

On April 1, 2026, the Company entered into an operating lease for approximately 10,927 square feet of office and warehouse space in Columbia, South Carolina. The lease has an initial term of approximately five years, commencing May 1, 2026, with aggregate undiscounted base rent payments of approximately $611 thousand over the initial term. The right-of-use asset and corresponding lease liability will be recognized upon the lease commencement date and reflected in the Company’s financial statements for the quarter ending June 30, 2026.

Equity Awards Under the 2025 Stock Incentive Plan

On April 2, 2026, the Compensation Committee of the Board of Directors granted (i) RSUs to certain directors and officers of the Company, with one-year cliff vesting and other terms substantially similar to the January 28, 2026 RSU awards, and (ii) non-qualified stock options to an officer of the Company with an exercise price of $6.50 per share and a 10-year contractual term.

May 2026 Term Loan with Endurance Opportunities

On May 14, 2026, the Company entered into the $2.0 million May 2026 Term Loan with Endurance Opportunities, an existing related-party lender. In connection with the May 2026 Term Loan, the Company issued the May 2026 Note in favor of Endurance Opportunities with a principal amount of $500 thousand and agreed to issue three additional commercial promissory notes in favor of Endurance Opportunities, each with a principal amount of $500 thousand. The May 2026 Note bears interest at a fixed rate of 15.5% per annum on the outstanding principal balance, requires monthly payments of interest with the outstanding principal amount due on the maturity date, and has a maturity date of 36 months. Each subsequent commercial promissory note issued in accordance with the May 2026 Term Loan will have the same terms and conditions as the May 2026 Note. The May 2026 Term Loan, May 2026 Note and subsequent commercial promissory notes to be issued in accordance with the May 2026 Term Loan were reviewed and approved by the Audit Committee in accordance with the Company’s Related Person Transactions Policy. The Company intends to use the proceeds for general working capital and continued network deployment activities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reviews the operating results of Elauwit Connection, Inc. (“Elauwit,” the “Company,” “we,” “our,” or “us”) for the three months ended March 31, 2026 (the “first quarter”), the respective prior year period ended March 31, 2025 (the “prior year period”), and our financial condition as of March 31, 2026, and should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and our other documents filed with the Securities and Exchange Commission (“SEC”). Forward-looking statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) are qualified by the cautionary statement included under the next subheading, “Forward-Looking Statements.”

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which provides a “safe harbor” for forward-looking statements made by us. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends, and other information, may be forward-looking statements. Words such as “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “may,” “plan,” “potential,” “will,” “would” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our expectations, beliefs, estimates, and projections will occur or can be achieved. Actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including:

●	our history of losses;
●	our ability to obtain additional financing and fund our operations;
●	our market opportunity;
●	the effects of increased competition and innovations by new and existing competitors in our market and our ability to adapt to and anticipate changes in technology;
●	our adoption and use of artificial intelligence;
●	our ability to maintain and grow relationships with property owners and network partners and increase our customer base;
●	our ability to consistently win competitive request for proposal processes, become a preferred or sole supplier for new-build projects, increase our gross margins with newer customer relationships, and capitalize on the opportunities in our pipeline;
●	our reliance on manufacturers to obtain the materials necessary to provide our services;
●	the potential effects of delays or disruptions in property development;
●	the future growth of the network services industry and demands of our customers;
●	the significant investment required to deploy our Network-as-a-Service solutions;
●	our ability to pay our debts as they come due;
●	our ability to grow the business and effectively manage or sustain our growth;

●	future revenue, hiring plans, expenses and capital expenditures;
●	our ability to comply with new or modified laws and regulations that currently apply or become applicable to our business or the business of our customers;
●	our ability to maintain the listing of our common stock on The Nasdaq Stock Market LLC (“Nasdaq”) and comply with Nasdaq’s listing standards;
●	our ability to recruit and retain key employees and management personnel;
●	our financial performance and capital requirements;
●	our ability to maintain, protect, and enhance our intellectual property;
●	the material weaknesses in our internal control over financial reporting and the potential insufficiency of our disclosure controls and procedures to detect errors or acts of fraud; and
●	the potential lack of liquidity and trading of our securities.

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

RESULTS OF OPERATIONS

Summary

Comparison of the Three Months Ended March 31, 2026 and 2025

Key results for the three months ended March 31, 2026 include:

●	Total revenue decreased approximately 18.6% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily reflecting declines in certain non-recurring and project-based activities given the more volatile nature of project-based revenues.
●	Gross margin of 19% for the first quarter, primarily from network construction activities with an increased rate of network activations in the first quarter whereby we recognize the majority of contribution from a given project. Over time, we expect our gross margin to increase as higher margin recurring service fees constitute a growing share of revenues.
●	Operating expenses for the first quarter of 2026 increased by 85.9% compared to the first quarter of 2025, primarily driven by continued growth in our project management and network engineering functions, as well as expenses associated with the preparation for being a publicly traded company.
●	Backlog as of March 31, 2026 was $38.1 million, compared to $36.0 million as of March 31, 2025.
●	Contracted units as of March 31, 2026 were 36,720, compared to 28,375 as of March 31, 2025.
●	Activated units as of March 31, 2026 were 24,530, compared to 11,674 as of March 31, 2025.
●	Billed units as of March 31, 2026 were 20,059, compared to 9,339 as of March 31, 2025.
●	Recurring service revenue was $1.1 million for the first quarter compared to $0.5 million for the prior year period.

Revenue

Revenue for the three months ended March 31, 2026 decreased $1.0 million, or 18.6%, to $4.4 million compared to $5.4 million for the three months ended March 31, 2025. The decrease was primarily driven by lower network design and installation revenue of $3.4 million for the three months ended March 31, 2026, compared to $5.1 million for the three months ended March 31, 2025, reflecting the timing of project starts and the completion in 2025 of several large network construction projects that did not recur at the same level in 2026. Network design and installation revenue is project-based and recognized over time using a cost-to-cost input method, and as a result it is inherently lumpy from quarter to quarter as we continue to build our recurring service revenue base with the continued completion of construction projects converting to recurring service revenues. Recurring service revenue, which is recognized ratably over the contract term as the Company provides ongoing managed network services to property owners and their residents, increased $0.6 million, or 121.7%, to $1.1 million for the three months ended March 31, 2026, compared to $0.5 million for the three months ended March 31, 2025. The increase reflects the ramp in recurring service revenue from networks deployed in 2024 and 2025 that reached activation and began billing under long-term service agreements during the period, which the Company expects to continue to grow as a share of total revenue as additional construction projects complete and convert to ongoing recurring service contracts.

Cost of Revenue

Cost of revenue decreased $0.6 million, or 13.9% to $3.6 million for the three months ended March 31, 2026, compared to $4.2 million for the three months ended March 31, 2025. The decrease was primarily driven by reduced direct project costs (including hardware, contracted labor, and project management) corresponding to lower network design and installation revenue in the period. The percentage decrease in cost of revenue was less than the percentage decrease in revenue, reflecting the fixed and semi-fixed components of network operations and customer support costs that support our recurring service revenue base.

Gross Profit

Gross profit decreased 34.3% to $0.8 million for the three months ended March 31, 2026, compared to $1.3 million for the three months ended March 31, 2025. Our gross margin for the three months ended March 31, 2026 decreased to 19% compared to 23% for the three months ended March 31, 2025, due to the lower mix of network design and installation revenue, which historically carries a higher contribution margin than the early-period margins on internet network services as recurring service revenue scales. Over time, we expect our gross margin to increase as higher-margin recurring service revenue continues to grow as a share of total revenue.

Operating Expenses

Operating expenses were $3.0 million for the first quarter compared to $1.6 million for the prior year period. The increase was driven by:

●	Public company costs. Following the November 2025 initial public offering, we have incurred increased audit, legal, insurance, investor relations, and Sarbanes-Oxley readiness expenditures, which are reflected in general and administrative expense and were not present, or were present at significantly lower levels, in the prior year period.
●	Personnel costs. Continued investment in our project management, network engineering, finance, and operational functions, including increased headcount and the addition of certain executive and senior management positions following our initial public offering (the “IPO”).

Operating Loss

Operating loss was $2.2 million for the three months ended March 31, 2026, compared to an operating loss of $0.4 million for the three months ended March 31, 2025. The increase in operating loss was driven by the lower gross profit and the higher operating expenses described above.

Interest Income (Expense)

Interest income was $0.04 million for the first quarter, compared to interest expense of $0.1 million for the prior year period. The shift primarily reflects interest earned on cash proceeds from our IPO and a reduction in interest expense due to the repayment of related party debt following our IPO.

Net Loss

Net loss increased $1.7 million to net loss of $2.2 million for first quarter compared to net loss of $0.4 million for the prior year period. The reasons for the increase in net loss are discussed above.

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

The following tables present a reconciliation of adjusted EBITDA to net loss (the most comparable GAAP measure) in accordance with GAAP for the first quarter:

	For the three months ended March 31,
	2026	2025
Net Loss	$(2,162)	$(442)
Addback:
Income tax expense	—	—
Interest (income) expense, net	(38)	73
Depreciation and amortization	14	12
EBITDA	$(2,186)	$(357)
Addback:
Change in fair value of SAFE liability	—	—
Stock based compensation expense	15	—
Adjusted EBITDA	$(2,171)	$(357)

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2026, the Company had cash of approximately $3.5 million and net working capital of approximately $1.9 million. The Company has incurred recurring net losses from operations and negative cash flows from operating activities since inception, with an accumulated deficit of approximately $16.8 million as of March 31, 2026. During the three months ended March 31, 2026 the Company had used approximately $2.5 million in cash for operating activities.

These historical conditions raised substantial doubt about the Company’s ability to continue as a going concern. On November 6, 2025, the Company completed the Offering, raising gross proceeds of approximately $15.0 million. As of March 31, 2026, the Company had no required debt repayments other than scheduled monthly principal and interest payments on its outstanding promissory note with Motherlode (as defined below) and Network Service Agreements (see Notes 6 and 7).

On May 14, 2026, the Company’s entered into a new $2.0 million business loan agreement (the “May 2026 Term Loan”) with Endurance Opportunities (as defined below), an existing related-party lender. In connection with the May 2026 Term Loan, the Company issued a commercial promissory note in favor of Endurance Opportunities with a principal amount of $500 thousand (the “May 2026 Note”) and agreed to issue three additional commercial promissory notes in favor of Endurance Opportunities, each with a principal amount of $500 thousand. The May 2026 Note has a maturity date of 36 months and bears interest at 15.5% per annum on the outstanding principal balance. Monthly payments of interest are required under the May 2026 Note with the outstanding principal amount of the May 2026 Note due on the maturity date. Each subsequent commercial promissory note issued in accordance with the May 2026 Term Loan will have the same terms and conditions as the May 2026 Note. The Company intends to use the proceeds for general working capital and continued network deployment activities. See Note 16 — Subsequent Events.

Management expects operating losses and negative cash flows from operations to continue for the foreseeable future as the Company invests in its commercial capabilities; however, management expects such losses and negative cash flows to decrease over time as the Company scales its operations and grows its revenue base. In evaluating the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued, management considered the Company’s current liquidity position, including net proceeds from the Offering, the planned $2.0 million inflow from the May 2026 Term Loan, forecasted cash flows reflecting the anticipated improvement in operating results, and the ability, if necessary, to reduce discretionary spending and other operating costs to preserve liquidity. Based on this assessment, management has concluded that the Company’s current liquidity position and expected cash flows are sufficient to fund operations for at least the next twelve months, and that substantial doubt about the Company’s ability to continue as a going concern does not exist as of the date these financial statements are issued.

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

As of March 31, 2026, we had approximately $3.5 million in cash and cash equivalents. As of December 31, 2025, we had approximately $6.2 million in cash and cash equivalents. During the three months ended March 31, 2026 and 2025, we used net cash in operating activities of $2.5 million and 1.5 million, respectively. As of March 31, 2026 and December 31, 2025 we had a working capital surplus of $1.9 million and $4.1 million. Key drivers of our working capital position have been, and continue to be, network construction receivables and deferred revenue.

Capital Resources

On November 6, 2025, we closed our IPO and sold the underwriters 1,667,000 shares of common stock for gross proceeds of approximately $15.0 million, before deducting underwriting discounts and commissions and other offering expenses. On November 24, 2025, we closed on the partial exercise of the underwriters’ over-allotment option to purchase 68,989 shares of common stock for additional gross proceeds of approximately $0.6 million. See Note 1, “Organization and Nature of Operations,” for additional information.

As of March 31, 2026 and December 31, 2025, we had total outstanding debt of $1.9 million and $2.0 million, respectively.

On April 12, 2024, we issued a promissory note to Motherlode for $1.0 million as part of an agreement to repurchase and retire Series Seed Preferred Shares previously issued to Motherlode. See Note 7, “Notes Payable,” for additional information.

We have financing arrangements with Endurance Financial LLC (“Endurance Financial”), the manager of Endurance, and Endurance Opportunities. On March 1, 2025 and March 25, 2025, we issued commercial promissory notes to Endurance Financial in exchange for $1.0 million in total, that have a term of 18 months and 221 days, respectively, and on November 12, 2024, we issued a commercial promissory note to Endurance Opportunities in exchange for $0.3 million, that has a term 18 months, using certain account receivables as collateral for each of the commercial promissory notes (collectively, the “Endurance Notes”). The purpose of these facilities was to support our working capital position. On April 1, 2024 we entered into a Fixed Rate Loan Agreement with Endurance Opportunities for $1.0 million to refinance previously held long-term debt (the “Fixed Rate Loan Agreement”). On November 7, 2025, we paid off the outstanding principal and interest of the Fixed Rate Loan Agreement and the Endurance Notes, thereby satisfying these obligations in their entirety. See Note 6, “Related Party Debt,” for additional information.

During the three months ended March 31, 2026, no new agreements were entered into between us and Endurance Opportunities. In 2025 and 2024 we entered into various participation and agency agreements with Endurance Opportunities pursuant to which Endurance provided us with the financing necessary to support our Network-as-a-Service product offerings under certain network service agreements (the “NSAs”). During the three months ended March 31, 2026 and fiscal 2025, we financed $0 million and $.3 million, respectively, from Endurance Opportunities, and as of March 31, 2026, the NSAs had a balance of $1.2 million. See Note 6, “Related Party Debt,” for additional information.

On January 6, 2025, we entered into a simple agreement for future equity (“SAFE”) agreement with an investor, pursuant to which we received an aggregate amount of $1.0 million. Following the closing of the IPO, the SAFE converted into 130,719 shares of common stock. See Note 10, “SAFE,” for additional information.

Cash Flow Analysis

Operating Activities

Net cash used in operating activities was $2.5 million for the three months ended March 31, 2026, compared to $1.5 million for the three months ended March 31, 2025. The $1.0 million increase reflects a larger net loss driven primarily by elevated general and administrative expenses associated with operating as a publicly traded company, partially offset by changes in working capital.

Investing Activities

There were no cash flows from investing activities for the three months ended March 31, 2026 or 2025.

Financing Activities

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2026, compared to net cash provided by financing activities of $1.9 million for the three months ended March 31, 2025. The change reflects the absence in 2026 of bridge financing transactions completed in the three months ended March 31, 2025.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management’s estimates are based on historical experience, the relevant information available at the end of each period, and their judgment. Although management believes the judgment applied in preparing estimates is reasonable based on circumstances and information known at the time, actual results could differ materially from these estimates under different assumptions or market conditions. See Note 2, “Summary of Significant Accounting Policies,” for information about our significant accounting policies.

Accounts Receivable, Unbilled Receivables, Network Financing Receivables and Allowance for Credit Losses

The estimation of expected credit losses on the Company’s accounts receivable, unbilled receivables, and network financing receivables requires significant management judgment and is therefore a critical accounting estimate.

Under the current expected credit loss (“CECL”) impairment model, the Company applies different estimation methodologies depending on the nature of the receivable. For trade accounts receivable, the Company applies an aging schedule method, under which reserve percentages of 50%, 75%, and 100% are applied to invoices aged 91 to 120 days, 121 to 180 days, and over 180 days past due, respectively. Invoices aged 90 days or fewer are reserved at a de minimis rate based on historical collection experience. For unbilled receivables and network financing receivables, the Company applies a historical loss rate method. The Company has not experienced any credit losses on unbilled receivables or network financing receivables since inception; accordingly, the historical loss rate applied to those balances is zero and no allowance has been recorded against those balances as of March 31, 2026 or December 31, 2025.

Effective for the year ended December 31, 2025 and continuing for the three months ended March 31, 2026, the Company changed its estimation methodology for trade accounts receivable from a historical loss rate method to an aging schedule method, accounted for prospectively as a change in accounting estimate. The change reflects the growth of the trade accounts receivable portfolio and the availability of more granular invoice-level aging data, which now support a more precise estimate of expected credit losses. The change in methodology resulted in an increase in the allowance for credit losses, and a corresponding charge to bad debt expense, of approximately $429 thousand compared to what would have been recorded under the prior methodology. As of March 31, 2026 and December 31, 2025, the Company’s allowance for credit losses related to trade accounts receivable was approximately $0.4 million and $0.3 million, respectively.

Significant judgments in determining the allowance include the selection of aging buckets and reserve percentages, the assessment of qualitative factors (including current economic conditions, customer-specific credit considerations, and the overall credit profile of our customer base), and the identification of macroeconomic factors that could affect future loss rates.

Changes in any of these inputs could result in a material change in the allowance for credit losses and the related provision in the period of change. See Note 2 — Summary of Significant Accounting Policies and Note 4 — Accounts Receivable for additional information.

Revenue Recognition

We generate revenue from the following sources: (1) network design and installation and (2) internet network services. In accordance with Accounting Standards Codification (“ASC”) 606 “Revenue Recognition,” there is significant judgment required in determining when to recognize revenue as performance obligations are satisfied. Recognition of network design and installation revenue occurs in line with incurred costs along set project milestones, with the most meaningful being delivery of provisioned network hardware to a client’s property, installation of the fiber backbone, and installation of endpoint electronics. Recognition of internet network services revenue occurs monthly as services are delivered.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective, due to the existence of material weaknesses in our internal control over financial reporting that we have yet to fully remediate. Specifically, management identified the following material weaknesses:

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

Changes in Internal Control Over Financial Reporting

Except as described below, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

On May 14, 2026, the Company entered into the $2.0 million May 2026 Term Loan with Endurance Opportunities, an existing related party lender controlled by certain officers and directors of the Company. The May 2026 Term Loan is payable in four equal consecutive quarterly installments of $500 thousand beginning with the quarter ending on June 30, 2026. In connection with the May 2026 Term Loan, the Company issued the May 2026 Note in favor of Endurance Opportunities with a principal amount of $500 thousand and agreed to issue three additional commercial promissory notes in favor of Endurance Opportunities, each with a principal amount of $500 thousand, upon receipt of each quarterly installment of $500 thousand from Endurance Opportunities. The May 2026 Term Loan and May 2026 Note include customary representations and warranties, covenants and agreements of the Company and Endurance Opportunities. The May 2026 Term Loan also provides for indemnification of Endurance Opportunities, its directors, officers and employees, from and against any and all liability, expense, or damage of any kind or nature and from any suits, claims or demands, including reasonable legal fees and expenses, arising out of the May 2026 Term Loan, except on account of the gross negligence or willful misconduct of Endurance Opportunities.

The May 2026 Note has a term of 36 months and bears interest at 15.5% per annum on the outstanding principal balance. Monthly payments of interest are required under the May 2026 Note with the outstanding principal amount of the May 2026 Note due on the maturity date. The Company intends to use the proceeds for general working capital and continued network deployment activities. The Company can, at any time, prepay the May 2026 Note in full or in part without penalty or premium. Under the May 2026 Note, if the Company fails to make any payments when due, including the payment due at maturity, the Company will pay a late fee of 10% of the monthly payment amount or outstanding balance at maturity. Upon the occurrence of an Event of Default (as defined in the May 2026 Note), the outstanding principal balance will accrue interest at a rate equal to the greater of 25.5% per annum or the maximum amount of interest permitted by applicable law, and Endurance Opportunities can declare the outstanding principal balance at the time of default, together with all accrued and unpaid interest at the default rate, and all other sums owed thereunder, immediately due and payable in full. Repayment of the May 2026 Note is secured by the Company’s accounts receivable. Each subsequent commercial promissory note issued in accordance with the May 2026 Term Loan will have the same terms and conditions as the May 2026 Note.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Filing Date	Form	File No.
10.1	Business Loan Agreement, by and between Elauwit Connection, Inc. and Endurance Opportunities I LLC, dated as of May 14, 2026	Filed herewith	-	-
10.2	Form of Commercial Promissory Note, by and between Elauwit Connection, Inc. and Endurance Opportunities I LLC	Filed herewith	-	-
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	-	-
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	-	-
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith	-	-
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Extensible Business Reporting Language (XBRL); (i) Unaudited Condensed Balance Sheets, (ii) Unaudited Condensed Statements of Operations, (iii) Unaudited Condensed Statements of Stockholders’ Deficit, (iv) Unaudited Condensed Statements of Cash Flows, and (v) related Notes to Financial Statements.	Filed herewith	-	-
104	Cover Page Interactive Data File (included in Exhibit 101)	Filed herewith	-	-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELAUWIT CONNECTION, INC.

By:	/s/ Barry Rubens	Date: May 14, 2026
Barry Rubens
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James Di Bartolo	Date: May 14, 2026
James Di Bartolo
Chief Financial Officer
(Principal Financial Officer)